Form 10KSB
period 1999-06-30
CARDINAL AIRLINES INC
filed 1999-10-13
CIK 1059671

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                   FORM 10-KSB

                            SPECIAL FINANCIAL REPORT




             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999




                        Commission file number: 333-70437




                             Cardinal Airlines, Inc.

             (Exact name of registrant as specified in its charter)

               Delaware                               59-3492127

      (State or other jurisdiction                  (I.R.S. Employer

    of incorporation or organization)              Identification No.)


                  1380 Sarno Road, Suite B Melbourne, FL 32935

               (Address of principal executive offices) (Zip Code)

                                  (407)757-7388

              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

   Pursuant to Rule 15d-2 of the Act, this annual report contains only financial statements for the fiscal year ended June 30, 1999.



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section  13 or 15(d) of  the Securities Exchange Act

   of 1934 during  the preceding 12 months (or for such shorter period that  the registrant was required to file such  reports), and  (2) has been subject to

   such  filing requirements for the past 90 days.      X Yes      No



   Indicate by check mark if disclosure of delinquent filers pursuant to Item

   405 of Regulation S-K is not contained  herein, and will not be contained, to the best of registrant's knowledge, in definitive  proxy or information statements incorporated by reference in Part III of this Form 10-K or any

   amendment to this Form 10-K.   X


   As of October 13, 1999, there were outstanding 2,033,800  shares of

   Common Stock and 102,600 warrants for the purchase of common stock. One hundred shares of Series A Preferred Stock were also outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Form S-1, File No. : 333-70437 which went effective with the Securities and

   Exchange Commission on July 21, 1999

                                     Part II

Item 8.  Financial Statements and Supplementary Data.

This Annual Report on Form 10-K for the fiscal year ended June 30, 1999 is being filed pursuant to Rule 15d-2 under the Securities Exchange Act of 1934 and contains only certified financial statements as required by Rule 15d-2. Rule

15d-2 provides generally that, if a registrant files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the registrant's last full fiscal year (or for the life of the registrant if less than a full year), than the registrant shall, within

90 days of the effective date of the registration statement, file a special report furnishing certified financial statements for such last fiscal year or other period as the case may be. Rule 15d-2 further provides that such special financial report is to be filed under cover of the facing sheet appropriate for the annual report of the registrant. Cardinal Airline Inc.'s

Registration Statement on Form S-1 (File No. 333-70437), declared effective July 21, 1999, did not contain the certified financial statements for the Registrant's last full fiscal year, that is, the fiscal year ended

June 30, 1999. Therefore, as required by Rule 15d-2, certified financial statements for the year ended June 30, 1999 are filed herewith.

                                    Part II

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.



(a)   1.   Financial Statements:



INDEX TO FINANCIAL STATEMENTS



Cardinal Airlines, Inc.

Independent Auditors' Report



Consolidated Balance Sheets as of June 30, 1999 and 1998



Consolidated Statements of Operations for the years ended

June 30, 1999, 1998 and 1997.



Consolidated Statement of Changes in Stockholders' Equity (Deficit)

for the years ended December 31, 1999, 1999 and 1997



Consolidated Statements of Cash Flows for the years ended

December 31, 1999, 1998, and 1997



Notes to Consolidated Financial Statements





     2.  Financial Statement Schedules:



All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.





     3.  Exhibits:




(27)   Financial Data Schedule




All other schedules and exhibits are omitted because they are either not applicable or not required in this filing.




(b)  Reports on Form 8-K





No reports were filed by the Company during the fiscal year ended June 30,1999.

                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)

                              Financial Statements

                             June 30, 1999 and 1998

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Cardinal Airlines, Inc.
Melbourne, Florida


We have audited the accompanying balance sheets of Cardinal Airlines, Inc. (a Delaware corporation in the development stage) as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 1999 and for the period from inception (February 10, 1997) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Airlines, Inc. as of June 30, 1999, and 1998, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1999, and for the period from inception to June 30, 1999, in conformity with generally accepted accounting principles.




September 24, 1999
Orlando, Florida

                            CARDINAL AIRLINES, INC.
                         (A Development Stage Company)
                              FINANCIAL STATEMENTS
                               TABLE OF CONTENTS








BALANCE SHEETS.........................................................1



STATEMENTS OF OPERATIONS...............................................2



STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)..........................3-4



STATEMENTS OF CASH FLOWS.............................................5-6



NOTES TO FINANCIAL STATEMENTS.......................................7-13

                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                JUNE 30,1999         JUNE 30,1998
                                                                ------------         ------------


 CURRENT ASSETS
 Cash                                                          $       5,373        $       14,169
 Interest Receivable                                                   8,746                     -
                                                               -------------        --------------
     TOTAL CURRENT ASSETS                                             14,119                14,169

 PROPERTY AND EQUIPMENT, net                                           7,591                 8,091

 DEPOSITS                                                              4,200                 1,740
                                                               -------------        --------------
     TOTAL ASSETS                                              $      25,910        $       24,000
                                                               =============        ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
 Accounts payable                                              $      51,002        $            -
 Due to related parties                                               30,984                     -
                                                               -------------        --------------
     TOTAL LIABILITIES                                         $      81,986                     -

 COMMITMENTS

 TOTAL STOCKHOLDERS' EQUITY, (DEFICIT)
 including deficit accumulated during the
 development stage of $333,705                                       (56,076)               24,000
                                                               -------------        --------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                         $      25,910        $       24,000
                                                               =============        ==============







         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS.

                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                         FEBRUARY 10, 1997
                                           (INCEPTION) TO          YEAR ENDED             YEAR ENDED
                                           JUNE 30, 1999         JUNE 30, 1999          JUNE 30, 1998
                                          --------------       ----------------      ------------------
 REVENUES                                 $          -         $             -       $              -
                                          --------------       ----------------      ------------------
 EXPENSES

     Consulting Fees                           153,785                 153,785                      -
     Professional Fees                         121,886                 119,945                    756
     Rent                                       27,825                  14,310                 11,920
     Supplies                                   14,913                  11,907                  2,942
     Utilities                                  11,778                   8,584                  2,870
     Depreciation and amortization               4,074                   2,051                  2,023
     Miscellaneous                               7,899                   7,899                      -
     Taxes                                         241                     241                     50
                                          --------------       ----------------      -----------------
                                               342,451                 318,722                 20,561
 OTHER INCOME
     Interest Income                             8,746                   8,746                      -
                                          --------------       ----------------      -----------------
 NET (LOSS) before provision for
 income taxes                             $   (333,705)        $      (309,976)              (20,561)

 Provision for Income Taxes                          -                       -                     -
                                          --------------       ----------------      -----------------

 NET (LOSS)                               $   (333,705)        $     (309,976)       $       (20,561)
                                          ==============       ================      =================

  Net loss per share                      $      (0.16)        $         (0.15)      $         (0.01)
                                          ==============       ================      =================

 Shares used in computing net
 loss per share                              2,031,200               2,031,200             2,031,200
                                          ==============       ================      =================

         The accompanying notes are an integral part of these financial statements.

                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 February 10, 1997 (Inception) to June 30, 1999


                             Number        Common      Preferred       Additional       Accumulated   Total Stockholders'
                           of Shares       Stock         Stock      Paid-In Capital     Deficit       Equity (Deficit)
                           ----------    --------    -----------    ----------------   -----------   --------------------
ISSUANCE OF SHARES
OF COMMON STOCK:

March 1, 1997              940,000        $ 9,400    $      -       $          -      $        -           9,400
July 1, 1997               240,000          2,400           -            117,600               -         120,000
June 10, 1998               30,000            300           -             14,700               -          15,000
August 10, 1998             20,000            200           -              9,800               -          10,000
August 20, 1998             10,000            100           -              4,900               -           5,000
August 31, 1998             35,400            354           -             17,346               -          17,700
September 10, 1998          10,000            100           -              4,900               -           5,000
September 30, 1998          16,000            160           -              7,840               -           8,000
October 2, 1998            115,000          1,150           -                  -               -           1,150
October 3, 1998             17,000            170           -              8,330               -           8,500
October 5, 1998              5,000             50           -              2,450               -           2,500
November 5, 1998            90,000            900           -                  -               -             900
November 16, 1998           20,000            200           -              9,800               -          10,000
November 28, 1998           20,000            200           -              9,800               -          10,000
November 30, 1998           46,000            460           -             22,540               -          23,000
December 9, 1998            10,000            100           -              4,900               -           5,000
December 10, 1998           70,000            700           -                  -               -             700
December 28, 1998            8,000             80           -              3,920               -           4,000
December 29, 1998           10,000            100           -              4,900               -           5,000
January 6, 1999              6,000             60           -              2,940               -           3,000
January 11, 1999            40,000            400           -                  -               -             400
January 15, 1999            58,000            580           -             13,720               -          14,300
January 19, 1999            20,000            200           -              9,800               -          10,000
January 28, 1999            20,000            200           -              9,800               -          10,000
March 2, 1999               18,800            188           -              9,212               -           9,400
(CONTINUED ON NEXT PAGE)


         The accompanying notes are an integral part of these financial statements.

                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 February 10, 1997 (Inception) to June 30, 1999


                             Number        Common      Preferred       Additional       Accumulated   Total Stockholders'
                           of Shares       Stock         Stock      Paid-In Capital     Deficit       Equity (Deficit)
                           ----------    --------    -----------    ----------------   -----------   --------------------
ISSUANCE OF SHARES
OF COMMON STOCK
(continued):

March 3, 1999                4,000             40           -              1,960               -           2,000
March 5, 1999               40,000            400           -             19,600               -          20,000
March 11, 1999              62,000            620           -             30,380               -          31,000
March 13, 1999              10,000            100           -              4,900               -           5,000
March 17, 1999              30,000            300           -             14,700               -          15,000
March 19, 1999               6,000             60           -              2,940               -           3,000
March 23, 1999               4,000             40           -              1,960               -           2,000
                        -------------

TOTAL ISSUANCE OF
SHARES OF COMMON STOCK:  2,031,200
                        =============

ISSUANCE OF PREFERRED
STOCK:
October 16, 1998-
Series A                   100,000              -        1,000                 -               -           1,000
                        =============

LESS: NOTES RECEIVABLE-
RELATED PARTIES                             (2,186)         -           (107,135)              -        (109,321)


NET (LOSS)                                       -          -                  -        (333,705)       (333,705)
                                        ------------   ---------      ------------    ------------      -----------

BALANCE - JUNE 30, 1999                 $   18,126     $ 1,000           258,503      $ (333,705)       $(56,076)
                                        ============   =========      ============    ============      ===========


         The accompanying notes are an integral part of these financial statements.

                            CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOW



                                      FEBRUARY 10, 1997
                                       (INCEPTION) TO         YEAR ENDED         YEAR ENDED
                                        JUNE 30, 1999       JUNE 30, 1999       JUNE 30, 1998
                                     --------------------  -----------------   ----------------

CASH FLOWS FROM
OPERATING ACTIVITIES:

Cash paid for operating expenses       $     (256,392)      $    (234,686)     $      (18,538)
                                        ---------------     ---------------    ----------------

     NET CASH USED IN OPERATING
     ACTIVITIES:                             (256,392)           (234,686)            (18,538)
                                        ---------------     ---------------    ----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Purchase of property and equipment            (11,664)             (1,550)            (10,114)
Increase in security deposits                  (2,460)             (2,460)                  -
                                        ---------------     ---------------    ----------------
     NET CASH USED IN INVESTING
     ACTIVITIES                               (14,124)             (4,010)            (10,114)
                                        ---------------     ---------------    ----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:

Issuance of common stock                      287,539             241,550              42,821
Increase in notes receivable -
     related parties                          (25,650)            (25,650)                  -
Payments on notes receivable -
     related parties                           14,000              14,000                   -
                                        ---------------     ---------------    ----------------

     NET CASH PROVIDED BY FINANCING
     ACTIVITIES                               275,889             229,900              42,821
                                        ---------------     ---------------    ----------------

NET INCREASE (DECREASE) IN CASH                 5,373              (8,796)             14,169
     CASH AT BEGINNING OF PERIOD                    -              14,169                   -
                                        ---------------     ---------------    ----------------
CASH AT END OF PERIOD                   $       5,373       $       5,373      $       14,169
                                        ===============     ===============    ================


         The accompanying notes are an integral part of these financial statements.

                            CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOW

                                       FEBRUARY 10, 1997
                                        (INCEPTION) TO         YEAR ENDED        YEAR ENDED
                                         JUNE 30, 1999       JUNE 30, 1999     JUNE 30, 1998

                                      --------------------  ----------------- -----------------


RECONCILIATION OF NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:

Net loss                                $    (333,705)      $    (309,976)     $      (20,561)

Adjustments to reconcile net loss
to net cash used in operating
activities:

   Depreciation and amortization                4,073               2,050               2,023
   Increase in receivables                     (8,746)             (8,746)                  -
   Increase in accounts payable                51,002              51,002                   -
   Increase in due to related parties          30,984              30,984                   -
                                        ---------------     ---------------    ----------------


       NET CASH USED IN
       OPERATING ACTIVITIES             $    (256,392)      $     (234,686)    $      (18,538)
                                        ===============     ===============    ================

SUPPLEMENTAL SCHEDULE OF NON-CASH
FINANCING ACTIVITIES:

Issuance of common stock in exchange
for Notes Receivable - Related Parties  $     122,320       $      25,650      $       96,670
                                        ===============     ===============    ================

Issuance of preferred stock in exchange
for Notes Receivable - Related Parties  $       1,000       $       1,000      $            -
                                        ===============     ===============    ================



         The accompanying notes are an integral part of these financial statements.

                               CARDINAL AIRLINES
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A)   NATURE OF OPERATIONS

          The planned principal business activity of Cardinal Airlines, Inc. ("Company") is to provide commercial airline service to and from major airports throughout the eastern United States with operations based in Melbourne, Florida.

     B)   CASH AND CASH EQUIVALENTS

          For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and/or cash equivalents.

     C)   PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Depreciation computed using the straight-line method over the assets' expected useful lives. Leasehold improvements are amortized over the lessor of the term of the lease or the assets' expected useful lives.

     D)   MANAGEMENT ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities. Actual results could differ from these estimates.

     E)   INCOME TAXES

          Deferred income taxes arise from the expected tax consequence of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. The differences result primarily from different depreciation methods on property and equipment.

     F)   ORGANIZATION COSTS

          Organization costs consist of expenses related to the start-up of the Company. These costs are expensed as incurred in accordance with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5).

                              CARDINAL AIRLINES
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT.

     G)   EARNINGS PER SHARE

          The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (SFAS 128) effective February 10, 1997 (Inception). As such, net loss per share is computed using the weighted average number of common shares outstanding during the period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, such computations include all common and equivalent shares issued as if they were outstanding for all  periods  presented.  Common  equivalent  shares  consist  of  the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if converted method).

          The Series A Preferred Stock issued has no preferences other than voting rights over the common stock and no dividend payment arrangements. The preferred stock has no effect in arriving at income available to common shareholders in computing earnings per share.


     H)   NEW ACCOUNTING STANDARDS

          There have been no new significant accounting pronouncements issued for the year ended June 30, 1999 that would have a direct material effect on the financial statements, except for Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which is addressed in NOTE 1F.


NOTE 2 - DEVELOPMENT STAGE OPERATIONS

          The Company was formed February 10, 1997, and began operations April 1, 1997. Through June 30, 1999, operations have been devoted primarily to raising capital, negotiating leasing of airplanes, related equipment, and related facilities as well as the performance of general administrative functions. As of June 30, 1999, the Company has 49 Stockholders.

                              CARDINAL AIRLINES
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 3 - PROPERTY AND EQUIPMENT

                                                     June 30, 1999         June 30,1998
                                                     ---------------      ---------------

          Computers and equipment                    $       9,955        $       9,955
          Furniture and fixtures                               159                  159
          Leasehold Improvements                             1,550                    -
                                                     ---------------      ---------------
                                                            11,664               10,114
          Less accumulated depreciation
          and amortization                                 (4,073)              (2,023)
                                                     ---------------      ---------------
                                                     $       7,591        $       8,091
                                                     ===============      ===============

          Depreciation and amortization expense was $2,050 for the year ended June 30, 1999; and $2,023 for the period from February 10, 1997 (Inception) to June 30, 1998.


NOTE 4 - RELATED PARTIES

          The Company has made loans to four of its stockholders in exchange for issuance of shares of common stock and preferred stock (NOTE 7). As of June 30, 1999, these four stockholders own 56% of the outstanding common shares of stock.

          The loans are unsecured, are due June 30, 2003 and bear interest at 8% annually. Notes receivable due from related parties were $109,321 as of June 30, 1999, and $96,671 as of June 30, 1998. A summary of Notes receivable due from related parties is as follows:

                    Common stock issued during the year ended June 30, 1998     $      92,179

                    Common stock issued from March 1, 1997 to June 30, 1997             4,492

                    Preferred stock issued during the year ended June 30, 1999          1,000

                    Conversion of stock subscriptions to notes receivable
                    during the year ended  June 30, 1999 (NOTE 7)                      25,650

                    Repayment of notes receivable during the  year ended
                    June 30, 1999                                                     (14,000)
                                                                                --------------

                                                                                $     109,321
                                                                                ==============

                              CARDINAL AIRLINES
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998



NOTE 4 - RELATED PARTIES CONT.

          The Notes receivable due from related parties are reported as a reduction in stockholders' equity (deficit).

          In addition, as of June 30, 1999, the Company had accrued $30,984 in consulting fees payable to stockholders of the Company for management and professional services rendered.


NOTE 5 - COMMITMENTS

          The Company leases its facilities from an unrelated third party under an operating lease expiring July, 2000. Rent expense was $14,310 and $11,920 for the years ended June 30, 1999 and 1998 respectively.


          Future minimum lease payments are as follows:

            Year ending June 30,

                2000             $ 19,080
                2001                1,590
                                 --------
                                 $ 20,670
                                 ========

NOTE 6 - INCOME TAXES

          The Company's effective tax rate differs from the expected federal income tax rate as follows:

                                                    Year Ended           Year Ended
                                                   June 30, 1999        June 30, 1998
                                                  ----------------     ----------------
           Income tax benefit at statutory Rate   $     (113,460)      $       (8,068)
           Increase in valuation Allowance               113,460                8,068
                                                  ----------------     ----------------
           Actual income taxes                    $            -       $            -
                                                  ================     ================

                              CARDINAL AIRLINES
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998



NOTE 6 - INCOME TAXES CONT.

          The components of the deferred tax assets and liabilities are as follows:

                                                          June 30, 1999        June 30, 1998
                                                         ----------------     ----------------

                  Deferred tax assets:

                  Net operating loss carryforwards       $      113,460       $        8,068
                                                         ----------------     ----------------
                  Total deferred tax assets                     113,460                8,068

                  Less valuation allowance                     (113,460)              (8,068)

                  Deferred tax assets, net of
                  valuation allowance                                 -                    -

                  Deferred tax liabilities                            -                    -
                                                         ----------------     ----------------
                  Net deferred tax asset (liability)     $            -       $            -
                                                         ================     ================

          A summary of the net operating loss carryforwards is as follows:

                  Generated June 30, 1997    $   3,168  Expires June 30, 2012
                  Generated June 30, 1998       20,561  Expires June 30, 2013
                  Generated June 30, 1999      309,976  Expires June 30, 2014
                                             ---------
                                             $ 333,705
                                             =========

          As of June 30, 1999, the Company is still in development stage. As such, all income and deductions for tax purposes are deferred until the Company's planned principal operations have commenced.


NOTE 7 - STOCKHOLDERS' EQUITY

          A summary of issuance of common stock involving non-cash consideration is as follows:

               On April 1, 1997, the Company issued 449,200 shares of stock in consideration for notes receivable due from related parties (NOTE
               4) of $4,492. The shares were sold at $.01 par value per share.

                              CARDINAL AIRLINES
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998




NOTE 7 - STOCKHOLDERS' EQUITY CONT.

               On July 1, 1997, the Company issued 184,358 shares of stock in consideration for notes receivable due from related parties (NOTE
               4) of $92,179. The shares were sold at $.01 par value per share, with $.50 per share consideration. As of June 30, 1999, $14,000 was received in payment of these notes (NOTE 4).

               During the year ended June 30,1999, the Company issued 83,300 shares of stock in consideration for stock subscriptions of $41,650. The shares were sold at $.01 par value per share, with $.50 per share consideration. These subscriptions were converted to a note receivable (NOTE 4).

          As of June 30, 1997, the Company's common stock had a par value $.01 per share with 50,000,000 shares authorized and 940,000 shares issued and outstanding.

          As of June 30, 1998, the Company's common stock had a par value $.01 per share with 50,000,000 shares authorized and 1,210,000 shares issued and outstanding.

          As of June 30, 1999, the Company's common stock had a par value $.01 per share with 50,000,000 shares authorized and 2,031,200 shares issued and outstanding.

          A  summary  of  issuance  of  preferred   stock   involving   non-cash
          consideration is as follows:

               On October 16, 1998, the Company issued 100,000 shares of $.01 par value "Series A" preferred stock in consideration for notes receivable due from related parties (NOTE 4) of $1,000.

          As of June 30, 1999, the Company's preferred stock had a par value $.01 per share with 1,000,000 shares authorized. There are 100,000 shares issued and outstanding as "Series A" preferred stock. The 900,000 unissued shares have not been designated.

          The shares of "Series A" preferred stock have super voting rights at the multiple of 100 votes per share. In the event of liquidation, the preferred stock has preference over the common stock. The shares are not convertible into common stock and do not have any other rights or preferences.

                              CARDINAL AIRLINES
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998



NOTE 8 - SUBSEQUENT EVENTS

          On July 21, 1999, the Company issued its initial S-1 filing with the Securities and Exchanges Commission. This is an initial public offering of 2,000,000 shares of common stock for $10 per share.

                                SIGNATURES

      In accordance with Rule 15d-2, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL AIRLINES, INC.

By: ____/s/_______________________
      Lawrence A. Watson,

      Chairman of the Board and Chief Executive Officer

      In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on October 13, 1999.

SIGNATURE                                                   TITLE

______/s/_________________________             Chairman of the Board, President
   Lawrence A. Watson                          and Director



_____/s/___________________________            Secretary and Treasure, Director
   H. Lawrence Mason



____/s/____________________________            Director
   Vincent T. Paris



___/s/_____________________________            Director
   Ted A. Walker




___/s/_____________________________
   Lawrence A. Watson, Attorney in Fact