Form 10QSB
period 1999-09-30
CARDINAL AIRLINES INC
filed 1999-11-15
CIK 1059671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
                       For the transition period from to

                                  -------------

                        Commission file number: 333-70437

                             Cardinal Airlines, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                  -------------

                 Delaware                     59-3492127
          (State of incorporation) (I.R.S. Employer Identification No.)

                            1380 Sarno Road, Suite B
                               Melbourne, FL 32935
                    (Address of principal executive offices)

                   Registrant's telephone number: 407-757-7388

                                  -------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X      No

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of November 12, 1999 was 2,033,900.

===============================================================================

                             Cardinal Airlines, Inc.
                               Index to Form 10QSB


Part I - Financial Information                                             Page
                                                                           ----

Item 1.  Financial Statements (unaudited)

   Condensed Balance Sheet - September 30, 1999...............................2

   Condensed Statements of Operations - Three Months
   and Six Months Ended September 30, 1999 and 1998
   and for the period February 10, 1997 (Date of
   Inception) through September 30, 1999......................................3

   Condensed Statements of Cash Flows - Six Months Ended
   September 30, 1999 and 1998 and for the period
   February 10, 1997 (Date of Inception) through September 30, 1999...........5

   Notes to Condensed Financial Statements....................................6

Item 2.  Management's Discussion and Analysis or Plan of Operations...........8

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds...........................15

Item 4.  Submission of Matters to a Vote of Security Holders.................15

Item 5.  Other Information...................................................16

Item 6.  Exhibits and Reports on Form 8-K....................................16

Signatures...................................................................17

Exhibit Index................................................................17

Part I   Financial Information
Item 1.  Financial Statements



                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                   For the three months ended
                                                                           September 30
                                                                   1999                  1998
                                                                ------------         ------------

 CURRENT ASSETS
 Cash                                                          $       1,034        $       14,169
 Interest Receivable                                                  10,096                 2,220
                                                               -------------        --------------
     TOTAL CURRENT ASSETS                                             11,130                16,389

 PROPERTY AND EQUIPMENT, net                                           7,078                 9,133

 DEPOSITS                                                              4,200                 3,640
                                                               -------------        --------------
     TOTAL ASSETS                                              $      22,408        $       29,337
                                                               =============        ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
 Accounts payable                                              $      60,881        $            -
 Due to related parties                                               24,840                     -
                                                               -------------        --------------
     TOTAL LIABILITIES                                         $      85,721                     -

 COMMITMENTS
 Note Payable                                                  $       5,000        $            -
                                                               -------------        --------------
             TOTAL LIABILITIES AND COMMITMENTS                 $      90,721        $            -
                                                               =============        ==============

 TOTAL STOCKHOLDERS' EQUITY, (DEFICIT)
 including deficit accumulated during the
 development stage of $333,705                                       (68,313)               29,337
                                                               -------------        --------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                         $      22,408        $       29,337
                                                               =============        ==============







   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                         FEBRUARY 10, 1997           FOR THE THREE MONTHS ENDED
                                           (INCEPTION) TO                   SEPTEMBER 30
                                           SEPTEMBER 30, 1999        1999                   1998
                                          --------------       ----------------      ------------------
 REVENUES                                 $          -         $             -       $              -
                                          --------------       ----------------      ------------------
 EXPENSES

     Consulting Fees                           190,269                  36,484                 19,700
     Professional Fees                         156,237                  34,351                 12,380
     Rent                                       32,595                   4,770                  2,310
     Supplies                                   20,098                   5,185                    810
     Utilities                                  13,831                   2,053                  1,433
     Depreciation and amortization               4,578                     513                    508
     Miscellaneous                              10,105                   2,206                    894
     Taxes                                         241                       -                      -
                                          --------------       ----------------      -----------------
                                               427,963                  85,562                 38,035
 OTHER INCOME
     Interest Income                            10,096                   1,350                  2,220
                                          --------------       ----------------      -----------------
 NET (LOSS) before provision for
 income taxes                             $   (417,867)        $       (84,212)      $       (35,815)

 Provision for Income Taxes                          -                       -                     -
                                          --------------       ----------------      -----------------

 NET (LOSS)                               $   (417,867)        $       (84,212)      $       (35,815)
                                          ==============       ================      =================

  Net loss per share                      $      (0.21)        $         (0.04)      $         (0.03)
                                          ==============       ================      =================

 Shares used in computing net
 loss per share                              2,033,900               2,033,900             1,301,400
                                          ==============       ================      =================

   The accompanying notes are an integral part of these financial statements.

                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOW

                                        FEBRUARY 10, 1997     FOR THE THREE MONTHS ENDED
                                         (INCEPTION) TO               SEPTEMBER 30
                                        SEPTEMBER 30, 1999        1999               1998
                                     --------------------  -----------------   ----------------

CASH FLOWS FROM
OPERATING ACTIVITIES:

Cash paid for operating expenses       $     (417,867)      $     (84,212)     $      (35,815)
                                        ---------------     ---------------    ----------------

     NET CASH USED IN OPERATING
     ACTIVITIES:                             (417,867)            (84,212)            (35,815)
                                        ---------------     ---------------    ----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Purchase of property and equipment            (11,664)                   -             (1,042)
Increase in security deposits                  (4,200)                   -             (1,900)
                                        ---------------     ---------------    ----------------
     NET CASH USED IN INVESTING
     ACTIVITIES                               (15,864)                   -             (2,942)
                                        ---------------     ---------------    ----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:

Issuance of common stock                      314,539              27,000              45,700
Increase in notes receivable -
     related parties                           54,115                 762               7,401
Payments on notes receivable -
     related parties                           61,111              47,111                   -
Promissory note payable -
     Related parties                            5,000               5,000                   -
                                        ---------------     ---------------    ----------------

     NET CASH PROVIDED BY FINANCING
     ACTIVITIES                               434,765              79,873              53,101
                                        ---------------     ---------------    ----------------

NET INCREASE (DECREASE) IN CASH                 1,034              (4,339)             14,344
     CASH AT BEGINNING OF PERIOD                    -               5,373                   -
                                        ---------------     ---------------    ----------------
CASH AT END OF PERIOD                   $       1,034       $       1,034      $       14,344
                                        ===============     ===============    ================


   The accompanying notes are an integral part of these financial statements.

                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOW

                                       FEBRUARY 10, 1997       FOR THE THREE MONTHS ENDED
                                        (INCEPTION) TO                SEPTEMBER 30
                                       SEPTEMBER 30, 1999          1999              1998
                                      --------------------  ----------------- -----------------


RECONCILIATION OF NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:

Net loss                                $    (417,867)      $     (84,212)     $      (35,815)

Adjustments to reconcile net loss
to net cash used in operating
activities:

   Depreciation and amortization                4,587                 513                 508
   Increase in receivables                    (10,096)             (1,350)                  -
   Increase in accounts payable                60,881               9,879                   -
   Increase in due to related parties          24,840              (6,144)                  -
                                        ---------------     ---------------    ----------------


       NET CASH USED IN
       OPERATING ACTIVITIES             $    (337,655)      $      (81,314)    $      (35,307)
                                        ===============     ===============    ================




   The accompanying notes are an integral part of these financial statements.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1999

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

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1999

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

       H)   NEW ACCOUNTING STANDARDS

              There have been no new significant accounting pronouncements issued for the three month period ended Sept 30, 1999 that would have a direct material effect on the financial statements, except for Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which is addressed in NOTE 1F.

NOTE 2 - DEVELOPMENT STAGE OPERATIONS

              The Company was formed February 10, 1997, and began operations April 1, 1997. Through September 30, 1999, operations have been devoted primarily to raising capital, negotiating leasing of airplanes, related equipment, and related facilities as well as the performance of general administrative functions. As of September 30, 1999, the Company has Sixty-Two Stockholders.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1999

NOTE 3 - PROPERTY AND EQUIPMENT

                                                              Feburary 10, 1997
                                                                (inception) to

                                                    September 30, 1999   September 30,1998

                                                     ---------------      ---------------

          Computers and equipment                    $       9,955        $       9,955
          Furniture and fixtures                               159                  159
          Leasehold Improvements                             1,550                1,550
                                                     ---------------      ---------------
                                                            11,664               11,664
          Less accumulated depreciation
          and amortization                                  (4,586)              (2,531)
                                                     ---------------      ---------------
                                                     $       7,078        $       9,133
                                                     ===============      ===============

              Depreciation and amortization expense was $513 for the three month period ended Sept 30, 1999; and $2,531 for the period from February 10, 1997 (Inception) to September 30, 1998.

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

              The loans are unsecured, are due June 30, 2003 and bear interest at 8% annually. Notes receivable due from related parties were $109,321 as of June 30, 1999, and $96,671 as of June 30, 1998. A
              summary of Notes receivable due from related parties is as follows:


                    Common stock issued during the year ended June 30, 1998     $      92,179

                    Common stock issued from March 1, 1997 to June 30, 1997             4,492

                    Preferred stock issued during the year ended June 30, 1999          1,000

                    Conversion of stock subscriptions to notes receivable
                    during the year ended  June 30, 1999 (NOTE 7)                      25,650

                    Repayment of notes receivable through Sept 30, 1999               (61,111)
                                                                                --------------

                                                                                $      62,210

                                                                                ==============

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 4 - RELATED PARTIES CONT.

              The Notes receivable due from related parties are reported as a reduction in stockholders' equity (deficit).

              In addition, as of September 30, 1999, the Company had accrued $24,840 in consulting fees payable to stockholders of the Company for management and professional services rendered.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

              The Company leases its facilities from an unrelated third party under an operating lease expiring July, 2000. Rent expense was $4,770 and $2,310 for the three month period ended September 30, 1999 and 1998 respectively.

              Future minimum lease payments are as follows:

                Year ending June 30,

                      2000                  $ 19,080
                      2001                     1,590
                                               -----

                                            $ 20,670

              During the period January through March, 1999, the company issued shares of stock to raise capital to fund its operations. The sales may be in violation of Section 5 of the Securities Act of 1933 and accordingly, those who purchased may have the right to rescind their shares. The potential liability to the company is $253,100 plus interst.


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
                                         ================     ================

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 6 - INCOME TAXES CONT.

              The components of the deferred tax assets and liabilities are as follows:

                                           June 30, 1999        June 30, 1998
                                          ----------------     ----------------

   Deferred tax assets:

   Net operating loss carryforwards       $      113,460       $        8,068
                                          ----------------     ----------------
   Total deferred tax assets                     113,460                8,068

   Less valuation allowance                     (113,460)              (8,068)

   Deferred tax assets, net of
   valuation allowance                                 -                    -

   Deferred tax liabilities                            -                    -
                                          ----------------     ----------------
   Net deferred tax asset (liability)     $            -       $            -
                                          ================     ================

         A summary of the net operating loss carryforwards is as follows:

                  Generated June 30, 1997    $  3,168  Expires June 30, 2012
                  Generated June 30, 1998      20,561  Expires June 30, 2013
                  Generated June 30, 1999     309,976  Expires June 30, 2014
                                              ------------------------------

                                             $333,705

             As of September 30, 1999, the Company is still in development stage. As such, all income and deductions for tax purposes are deferred until the Company's planned principal operations have commenced.

NOTE 7 - STOCKHOLDERS' EQUITY

              A summary of issuance of common stock involving non-cash consideration is as follows:

                   On April 1, 1997, the Company issued 449,200 shares of stock in consideration for notes receivable due from related parties (NOTE 4) of $4,492. The shares were sold at $.01 par value per share.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 7 - STOCKHOLDERS' EQUITY CONT.

                    On July 1, 1997, the Company issued 184,358 shares of stock in consideration for notes receivable due from related parties (NOTE 4) of $92,179. The shares were sold at $.01 par value per share, with $.50 per share consideration. Through Sept 30, 1999, $14,000 was received in payment of these notes (NOTE 4).

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

              As of Sept 30, 1998, the Company's common stock had a par value $.01 per share with 50,000,000 shares authorized and 1,301,400 shares issued and outstanding.

              As of Sept 30, 1999, the Company's common stock had a par value $.01 per share with 50,000,000 shares authorized and 2,033,900 shares issued and outstanding.

              A summary of issuance of preferred stock involving non-cash consideration is as follows:

                    On October 16, 1998, the Company issued 100,000 shares of $.01 par value "Series A" preferred stock in consideration for notes receivable due from related parties (NOTE 4) of $1,000.

              As of Sept 30, 1999, the Company's preferred stock had a par value $.01 per share with 1,000,000 shares authorized. There are 100,000 shares issued and outstanding as "Series A" preferred stock. The 900,000 unissued shares have not been designated.

              The shares of "Series A" preferred stock have super voting rights at the multiple of 100 votes per share. In the event of liquidation, the preferred stock has preference over the common stock. The shares are not convertible into common stock and do not have any other rights or preferences.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 8 - OFFERING

              On July 21, 1999, the Company issued its initial S-1 filing with the Securities and Exchanges Commission. This is an initial public offering of 2,000,000 shares of common stock for $10 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

            Results of Operations

            Cardinal is a development stage, airline company. Cardinal is considered to be in the development stage because we have devoted substantially all of our efforts to establishing the business plan, organization and raising capital.

            Since inception in February 1997 our efforts have principally been devoted to organization, development and raising capital. Cardinal has not received any revenues from flight services, and does not expect any of its flights to be commercially available until one month after 600,000 units are sold. From inception through September 30, 1999, we have sustained cumulative losses of $427,963 of which $190,269 was for consulting fees, $156,237 was for professional fees, $32,595 for rent, $20,098 for supplies, $13,831 for utilities, $4,587 in depreciation, $10,105 for miscellaneous expenses, and $241 in taxes. For the three months ended September 30, 1999, we sustained a cumulative loss of $84,212 of which $36,484 was for consulting fees, $34,351 was for professional fees, $4,770 for rent, $5,185 for supplies, $2,053 for utilities, $513 in depreciation, $2,206 for miscellaneous expenses, and $0 in taxes. These losses have resulted primarily from expenditures incurred in connection with general and administrative activities, organization and development, trademark registration and offering costs.

            Between June 10, 1998, and March 23, 1999, Cardinal sold 506,200 common shares for $0.50 per share to 34 purchasers in a private placement. We received a total of $253,100 in the private placement.

            We expect to incur substantial costs in the future resulting from the acquisition of aircraft, equipment, agreements with airport service providers such as baggage handling, and fuel service. Additional expenses will include airport facilities, maintenance costs, and marketing. There can be no assurance that Cardinal will ever achieve profitable operations.

            To date, Cardinal has not marketed or generated revenues from the commercialization of any service. Our current planned flights will not begin until at least one month after 600,000 units of this offering are sold. During this period following the sale of 600,000 units, we expect to hire additional personnel. Depending on how rapidly units are sold, we may also be finalizing arrangements for aircraft which could increase the time in which scheduled operations would begin.

            Cardinal has only a limited operating history upon which an evaluation of its prospects can be based. The risks, expenses and difficulties encountered by companies at an early stage of development must be considered when evaluating Cardinal's prospects. To address these risks, Cardinal must, among other things, successfully develop and commercialize its services, secure all necessary proprietary rights, respond to competitive developments and continued government regulation, and continue to attract, retain and motivate qualified persons. There can be no assurance that we will be successful in addressing these risks. See "Risk Factors-Cardinal Has Not Begun Operations And There Is No Guarantee We Will Ever Operate As An Airline" for additional discussion of how the limited offering history may affect investment in Cardinal.

            Our operating expenses will depend on several factors, including the level of aircraft maintenance and repair expenses. Development of Cardinal's planned flights will depend upon economic factors which we cannot predict. Management may, in some cases, be able to control the timing of developmental expenses, in part, by controlling growth. As a result of these factors, we believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as an indicator of future performance. Due to all of the foregoing factors, it is possible that our operating results will be below the expectations of market analysts, if any, and investors. In such event, the prevailing market price, if any, of the common stock would likely be materially adversely affected.

            Cardinal entered into negotiations with Capstone Partners, Inc., for selling agent and investment banking services. Cardinal has signed an agreement with Capstone which will provide for the formation of a selling group and will solicite subscriptions on a best efforts bases. Under that Agreement, Capstone shall receive 10% compensation equal to 10% commissions on sales.

            Liquidity and Capital Resources

            Until such time that Cardinal receives the proceeds of this public offering or other financing, it will continue to operate on a limited basis. Our approximate monthly expenditures during this interim development period are approximately $17,000 per month. Without additional funding, Cardinal can maintain its present operating level through the end of December, 1999.

            Cardinal can delay the majority of the expenditures which are necessary to carry out its business plan until adequate funds are on hand or appear to be available. Put another way, Cardinal will delay incurring significantly greater costs than its present expenditures of $17,000 per month, such as additional personnel and the purchase or lease of aircraft, until funds are available from its public offering. The bulk of FAA certification expenses will be incurred when sufficient funds are available.

            Cardinal has incurred negative cash flows from operations since its inception. We have expended and expect to continue to expend in the future, substantial funds to complete our planned service development efforts. Our future capital requirements and the adequacy of available funds will depend on numerous factors including:

            o the successful commercialization of planned flights
            o obtaining sufficient funding to acquire aircraft and equipment
            o fuel price and availability
            o hiring qualified personnel
            o keeping pace with government regulation
            o obtaining adequate insurance
            o the development of contractual agreements with airports
            o the use of airport service providers

            Expenditures relating to aircraft and certification will be made prior to crew and maintenance salaries being incurred. If Cardinal determines that the offering is not likely to raise at least $5.35 million, it will defer flight-related and certification expenses to seek additional financing or revise its business plan to provide for the use of less expensive aircraft.

            At such time as Cardinal sells 600,000 units, the proceeds of the offering would be used to commence operations by purchasing one MD 80 Aircraft. $540,000 would be used for aircraft deposit. Over a period of three to nine months from the date of commencement, $1,037,902 would be used to staff operations at both Melbourne International Airport and Baltimore Washington International Airport. Approximately $1,140,459 would be used to finance flight operations beginning in the fifth month of operations. Fuel and maintenance expense totaling approximately $846,204 for the six month period would begin in the fifth month of operations. Beginning in the third month of operations, Cardinal would expend a total of $702,417 for advertising and initial promotions. During this period, Cardinal anticipates expending approximately $659,018 on general and administrative expenses, $50,000 for computer leases and software and $24,000 for key man insurance. FAA and DOT certification expenses are expected to be approximately $350,000 during the period of three to six months following commencement of operations.

            In the event our plans change or our assumptions change or prove to be inaccurate or the proceeds of our public offering prove to be insufficient to fund operations, we could be required to seek additional financing. The terms and prices of any additional financing may be significantly more favorable than those of the units sold in our public offering. Cardinal does not have any material committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back, or eliminate certain aspects of our operations. If adequate additional funds are not available, Cardinal's business, financial condition, and results of operations will be materially and adversely affected

            Cardinal may receive additional funding under the provisions pertaining to the exercise of the warrants which are part of the units offered herein. See "Warrants" for the terms of warrant exercise and pricing information.

       Currently, we have no plans to sell or issue any additional preferred stock.

            The net proceeds from the sale of 600,000 units in our public offering is estimated to be the minimum amount necessary to begin operations. If fewer than 600,000 units are sold, then we would use the proceeds to pay the offering expenses and possibly commissions. Any remaining proceeds would be used to secure additional funding to implement Cardinal's business plan or to amend the plan and operate with less expensive aircraft or contract services.

            If less than 600,000 units are sold, as an alternative until we are able to receive our own certificate, Cardinal could contract its flight services to another company which holds a FAA Operators Certificate. If this occurs, Cardinal may be required to make certain deposits and bonds and would contract actual flight operations. The usual cost per aircraft operating hour is $3,000 to $5,000. Assuming average operating hours of 240 per month, the estimated monthly cost of using contracted flight services would range from approximately $720,000 to $ 1,200,000 per month. Costs vary widely depending on operating requirements, including the time of day and time of year. Contract flight service fees typically include flight crew, fuel, insurance and maintenance. This option could be accomplished with substantially fewer capital resources than required to begin independent flight operations with our own operating certificate.


       Year 2000

        Defective date programming in computer hardware and software might cause problems in the year 2000. Date errors may impact computer applications and also production resources, and the procedures of outside suppliers and independent contractors. Importantly, it is not always known where such date information is used.

               If all computer systems and imbedded computers on which we relied failed as a result of the Year 2000, the Company would be forced to cancel flights. In order to avoid this, Cardinal has entered into a letter of intent for its ticketing system and has received written assurance that this system is year 2000 compliant. Melbourne International Airport, Baltimore Washington International Airport and First Union Bank have also stated that they are Year 2000 compliant.
        The MD-80 series aircraft and the EQUALS Airline Computer Software system, are year 2000 compliant. We will continue to request written assurances of year 2000 compliance from all software, hardware and information technology vendors.

               Cardinal plans to conduct regular back-ups of ticket sales throughout 1999 and immediately prior to the year 2000 to preserve previously received reservations. We will not make significant changes in operation, such as adding destinations or flights, during the period immediately before and after December 31, 1999. As a contingency we will prepare to adjust flight schedules just as the FAA has stated it would reduce air traffic capacity before compromising the safety of the National Airspace System. The FAA has adopted the U.S. Government Accounting Office's recommended five-phase repair process to address the Year 2000 issue, the final phase is scheduled to be complete on June 30, 1999. Cardinal has complied with the FAA's Year 2000 5-Phase Repair Approach. The 5 phases are:

     1  Awareness
     2  Assessment
     3  Renovation
     4  Validation
     5  Implementation

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

            (a)     Exhibits

Exhibit                 Description                                        Page

(2)         Plan of Acquisition, Reorganization, Arrangement,
            Liquidation or Succession                                      None

(3)         Articles and By-Laws                                           None

(4)         Instruments defining the Rights of Security Holders            None

(10)        Material Contracts                                             None

(11)*       Statement re: Computation of Per Share Earnings           Note 1(G)
                                                                   to Financial
                                                                     Statements

(15)        Letter re: Unaudited Interim Financial Information             None

(18)        Letter re: Change in Accounting Principles                     None

(19)        Report Furnished to Security Holders                           None

(22)        Published Report re: Matters Submitted to Vote of
            Security Holders                                               None

(23)        Consents of Experts and Counsel                                None

(24)        Power of Attorney                                              None

(27)*       Financial Data Schedule

(99)        Additional Exhibits                                            None

   *Filed herewith
----------

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL AIRLINES, INC.

SIGNATURE                                        TITLE               DATE


  /S/ Lawrence A. Watson
_________________________  President, Chairman of the Board   November 12, 1999
LAWRENCE A. WATSON         Chief Executive Officer




 /S/ H. Lawrence Mason
________________________   Secretary Treasurer,               November 12, 1999
H. LAWRENCE MASON          Chief Financial Officer

            Exhibit Index

Exhibit                 Description                                        Page

(2)     Plan of Acquisition, Reorganization, Arrangement,
        Liquidation or Succession                                          None

(3.5)   Articles and By-Laws

(4)     Instruments defining the Rights of Security Holders                None

(10)    Material Contracts                                                 None

(11)*   Statement re: Computation of Per Share Earnings               Note 1(G)
                                                                   to Financial
                                                                     Statements

(15)    Letter re: Unaudited Interim Financial Information                 None

(18)    Letter re: Change in Accounting Principles                         None

(19)    Report Furnished to Security Holders                               None

(23)    Published Report re: Matters Submitted to Vote of
        Security Holders                                                   None

(23)    Consents of Experts and Counsel                                    None

(24)    Power of Attorney                                                  None

(27)*   Financial Data Schedule

(99)    Additional Exhibits                                                None

   *Filed herewith