Form 10QSB
period 1999-12-31
CARDINAL AIRLINES INC
filed 2000-02-14
CIK 1059671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       or

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

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of December 31, 1999 was 2,033,900.

                             Cardinal Airlines, Inc.
                               Index to Form 10QSB

Part I - Financial Information                                            Page

Item 1.  Financial Statements (unaudited)

   Condensed Balance Sheet - December 31, 1999...............................1

   Condensed Statements of Operations - Three Months
   and Six Months Ended December 31, 1999 and 1998
   and for the period February 10, 1997 (Date of
   Inception) through December 31, 1999......................................2

   Condensed Statements of Cash Flows - Six Months Ended
   December 31, 1999 and 1998 and for the period
   February 10, 1997 (Date of Inception) through December 31, 1999...........3

   Notes to Condensed Financial Statements...................................5

Item 2.  Management's Discussion and Analysis or Plan of Operations.........12

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K...................................15

Signatures..................................................................16

Exhibit Index...............................................................17

Part I   Financial Information
Item 1.  Financial Statements

                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                   For the three months ended
                                                                           December 31

                                                                   1999                  1998
                                                                ------------         ------------

 CURRENT ASSETS

 Cash                                                          $       1,933        $       30,351
 Interest Receivable                                                  11,427                 3,872
                                                               -------------        --------------
     TOTAL CURRENT ASSETS                                             13,360                34,223

 PROPERTY AND EQUIPMENT, net                                           6,566                 7,249

 DEPOSITS                                                              4,200                 3,830
                                                               -------------        --------------
     TOTAL ASSETS                                              $      24,126        $       45,302
                                                               =============        ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
 Accounts payable                                              $      41,277        $            -
                                                                                                 -
                                                               -------------        --------------
     TOTAL LIABILITIES                                         $      41,277                     -

 COMMITMENTS                                                               0                     0

                                                               -------------        --------------
     TOTAL LIABILITIES AND COMMITMENTS                         $      41,277        $            -
                                                               =============        ==============

 TOTAL STOCKHOLDERS' EQUITY, (DEFICIT)
 including deficit accumulated during the
 development stage of $333,705                                       (17,151)               45,302
                                                               -------------        --------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                         $      24,126        $       45,302
                                                               =============        ==============







   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                         FEBRUARY 10, 1997           FOR THE THREE MONTHS ENDED
                                           (INCEPTION) TO                   DECEMBER 31
                                           DECEMBER 31, 1999        1999                   1998

                                          --------------       ----------------      ------------------
 REVENUES                                 $          -         $             -       $              -
                                          --------------       ----------------      ------------------
 EXPENSES

     Consulting Fees                           194,869                   4,600                 24,300
     Professional Fees                         172,638                  16,401                 10,314
     Rent                                       37,365                   4,770                  2,915
     Supplies                                   20,398                     300                    488
     Utilities                                  17,581                   3,750                  1,639
     Depreciation and amortization               5,090                     512                  1,197
     Miscellaneous                              10,938                     833                  2,808
     Taxes                                         366                     125                      -
                                          --------------       ----------------      -----------------
                                               459,245                  31,291                 43,660
 OTHER INCOME
     Interest Income                            11,427                   1,331                  1,936
                                          --------------       ----------------      -----------------
 NET (LOSS) before provision for
 income taxes                             $   (447,818)        $       (29,960)      $       (41,724)

 Provision for Income Taxes                          -                       -                     -
                                          --------------       ----------------      -----------------

 NET (LOSS)                               $   (447,818)        $       (29,960)      $       (41,724)
                                          ==============       ================      =================

  Net loss per share                      $      (0.22)        $         (0.01)      $         (0.02)
                                          ==============       ================      =================

 Shares used in computing net
 loss per share                              2,033,900               2,033,900             1,712,400
                                          ==============       ================      =================


   The accompanying notes are an integral part of these financial statements.

                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOW

                                        FEBRUARY 10, 1997     FOR THE THREE MONTHS ENDED
                                         (INCEPTION) TO               DECEMBER 31
                                        DECEMBER 31, 1999        1999               1998
                                     --------------------  -----------------   ----------------

CASH FLOWS FROM
OPERATING ACTIVITIES:

Cash paid for operating expenses       $     (447,818)      $     (29,960)     $      (42,464)
                                        ---------------     ---------------    ----------------

     NET CASH USED IN OPERATING
     ACTIVITIES:                             (447,818)            (29,960)           (42,464)
                                        ---------------     ---------------    ----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Purchase of property and equipment            (11,664)                   0                 0
Increase in security deposits                  (4,200)                   0                 0
                                        ---------------     ---------------    ----------------
     NET CASH USED IN INVESTING
     ACTIVITIES                               (15,864)                   0                 0
                                        ---------------     ---------------    ----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:

Issuance of common stock                      375,079                                 57,536
Increase in notes receivable -
     related parties                           37,077                                  1,000
Payments on notes receivable -
     related parties                           53,459              30,859                 -
                                        ---------------     ---------------    ----------------

     NET CASH PROVIDED BY FINANCING
     ACTIVITIES                               465,615              30,859             58,536
                                        ---------------     ---------------    ----------------

NET INCREASE (DECREASE) IN CASH                 1,933                 899             16,072
     CASH AT BEGINNING OF PERIOD                    -               1,034             14,279
                                        ---------------     ---------------    ----------------
CASH AT END OF PERIOD                   $       1,933       $       1,933      $      30,351
                                        ===============     ===============    ================


   The accompanying notes are an integral part of these financial statements.

                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOW


                                       FEBRUARY 10, 1997       FOR THE THREE MONTHS ENDED
                                        (INCEPTION) TO                DECEMBER 31
                                       DECEMBER 31, 1999          1999              1998
                                      --------------------  ----------------- -----------------


RECONCILIATION OF NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:

Net loss                                $    (454,155)      $     (30,779)     $      (42,463)

Adjustments to reconcile net loss
to net cash used in operating
activities:

   Depreciation and amortization                5,090                 512                1,197
   Increase in receivables                    (11,427)             (1,331)              (1,936)

                                        ---------------     ---------------    ----------------


       NET CASH USED IN
       OPERATING ACTIVITIES             $    (447,818)      $      (29,960)    $      (41,724)
                                        ===============     ===============    ================




   The accompanying notes are an integral part of these financial statements.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

NOTE 2 - DEVELOPMENT STAGE OPERATIONS

                   The Company was formed February 10, 1997, and began operations April 1, 1997. Through December 31, 1999, operations have been devoted primarily to raising capital, negotiating leasing of airplanes, related equipment, and related facilities as well as the performance of general administrative functions. As of December 31, 1999, the Company has Sixty-Two Stockholders.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 3 - PROPERTY AND EQUIPMENT

                                                              Feburary 10, 1997
                                                                (inception) to

                                                    December 31, 1999   December 31,1998
                                                     ---------------      ---------------

          Computers and equipment                    $       9,955        $       9,955
          Furniture and fixtures                               159                  159
          Leasehold Improvements                             1,550                1,550
                                                     ---------------      ---------------
                                                            11,664               11,664
          Less accumulated depreciation

          and amortization                                  (5,098)              (4,415)
                                                     ---------------      ---------------
                                                     $       6,566        $       7,249
                                                     ===============      ===============

                   Depreciation and amortization expense was $512 for the three month period ended Dec 31, 1999; and $2,531 for the period from February 10, 1997 (Inception) to December 31, 1998.

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

                   The loans are unsecured, are due June 30, 2003 and bear interest at 8% annually. Notes receivable due from related parties were $109,321 as of June 30, 1999, and $96,671 as of June 30, 1998. A summary of Notes receivable due from related parties is as follows:

                    Common stock issued during the year ended June 30, 1998     $      92,179
                    Common stock issued from March 1, 1997 to June 30, 1997             4,492
                    Preferred stock issued during the year ended June 30, 1999          1,000

                    Conversion of stock subscriptions to notes receivable
                    during the year ended  June 30, 1999 (NOTE 7)                      25,650

                    Repayment of notes receivable through Dec 31, 1999               (75,001)
                                                                                --------------

                                                                                $      48,320

                                                                                ==============

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 4 - RELATED PARTIES CONT.

                   The Notes receivable due from related parties are reported as a reduction in stockholders' equity (deficit).

NOTE 5 - COMMITMENTS AND CONTINGENCIES

                   The Company leases its facilities from an unrelated third party under an operating lease expiring July, 2000. Rent expense was $4,770 and $2,915 for the three month period ended December 31, 1999 and 1998 respectively.

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

NOTE 6 - INCOME TAXES

                   The Company's effective tax rate differs from the expected federal income tax rate as follows:

                                           Year Ended              Year Ended
                                          June 30, 1999          June 30, 1998
                                          -------------          -------------

 Income tax benefit at statutory Rate   $      (113,460)         $      (8,068)
 Increase in valuation Allowance                113,460                  8,068
                                                -------                  -----

  Actual income taxes                   $            -           $          -
                                        =            =           =          =

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 6 - INCOME TAXES CONT.

                   The components of the deferred tax assets and liabilities are as follows:

                                           June 30, 1999          June 30, 1998
                                           -------------          -------------

   Deferred tax assets:

   Net operating loss carryforwards       $       113,460         $      8,068
                                                  -------                -----

   Total deferred tax assets                      113,460                8,068

   Less valuation allowance                      (113,460)              (8,068)

   Deferred tax assets, net of
   valuation allowance                                 -                    -

   Deferred tax liabilities                            -                    -
                                                       -                    -
   Net deferred tax asset (liability)     $            -          $         -
                                                       =                    =


       A summary of the net operating loss carryforwards is as follows:

          Generated June 30, 1997      $  3,168       Expires June 30, 2012
          Generated June 30, 1998        20,561       Expires June 30, 2013
          Generated June 30, 1999       309,976       Expires June 30, 2014
                                                ------------------------------


                                       $333,705

                  As of December 31, 1999, the Company is still in development stage. As such, all income and deductions for tax purposes are deferred until the Company's planned principal operations have commenced.

NOTE 7 - STOCKHOLDERS' EQUITY

                   A summary of issuance of common stock involving non-cash consideration is as follows:

                          On April 1, 1997, the Company issued 449,200 shares of stock in consideration for notes receivable due from related parties (NOTE 4) of $4,492. The shares were sold at $.01 par value per share.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 7 - STOCKHOLDERS' EQUITY CONT.

                           On July 1, 1997, the Company issued 184,358 shares of stock in consideration for notes receivable due from related parties (NOTE 4) of $92,179. The shares were sold at $.01 par value per share, with $.50 per share consideration. Through Dec 31, 1999, $75,001 was received in payment of these notes (NOTE 4).

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

                   As of Dec 31, 1998, the Company's common stock had a par value $.01 per share with 50,000,000 shares authorized and 1,712,400 shares issued and outstanding.

                   As of Dec 31, 1999, the Company's common stock had a par value $.01 per share with 50,000,000 shares authorized and 2,033,900 shares issued and outstanding.

                   A summary of issuance of preferred stock involving non-cash consideration is as follows:

                           On October 16, 1998, the Company issued 100,000 shares of $.01 par value "Series A" preferred stock in consideration for notes receivable due from related parties (NOTE 4) of $1,000.

                   As of Dec 31, 1999, the Company's preferred stock had a par value $.01 per share with 1,000,000 shares authorized. There are 100,000 shares issued and outstanding as "Series A" preferred stock. The 900,000 unissued shares have not been designated.

                   The shares of "Series A" preferred stock have super voting rights at the multiple of 100 votes per share. In the event of liquidation, the preferred stock has preference over the common stock. The shares are not convertible into common stock and do not have any other rights or preferences.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

                Since inception in February 1997 our efforts have principally been devoted to organization, development and raising capital. Cardinal has not received any revenues from flight services, and does not expect any of its flights to be commercially available until one month after 600,000 units are sold. From inception through December 31, 1999, we have sustained cumulative losses of $447,818 of which $194,869 was for consulting fees, $172,638 was for professional fees, $37,365 for rent, $20,398 for supplies, $17,581 for utilities, $5,090 in depreciation, $10,938 for miscellaneous expenses, and $366 in taxes. For the three months ended December 31, 1999, we sustained a cumulative loss of $29,960 of which $4,600 was for consulting fees, $16,401 was for professional fees, $4,770 for rent, $300 for supplies, $3,750 for utilities, $512 in depreciation, $833 for miscellaneous expenses, and $125 in taxes. These losses have resulted primarily from expenditures incurred in connection with general and administrative activities, organization and development, trademark registration and offering costs.

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

                Cardinal entered into negotiations with Capstone Partners, Inc., for selling agent and investment banking services. Cardinal has signed an agreement with Capstone which will provide for the formation of a selling group and will solicit subscriptions on a best efforts bases. Under that Agreement, Capstone shall receive 10% compensation equal to 10% commissions on sales.

                Liquidity and Capital Resources

                Until such time that Cardinal receives the proceeds of its public offering (File number 333-70437) or other financing, it will continue to operate on a limited basis. Our approximate monthly expenditures during this interim development period are approximately $17,000 per month. Without additional funding, Cardinal can maintain its present operating level through the end of April 1, 2000.

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

                At such time as Cardinal raises at least $6,000,000 in its public offering (600,000 Units), the proceeds of the offering would be used to commence operations by purchasing one MD-80 Aircraft. $540,000 would be used for aircraft deposit. Over a period of three to nine months from the date of commencement, $1,037,902 would be used to staff operations at both Melbourne International Airport and Baltimore Washington International Airport. Approximately $1,140,459 would be used to finance flight operations beginning in the fifth month of operations. Fuel and maintenance expense totaling approximately $846,204 for the six month period would begin in the fifth month of operations. Beginning in the third month of operations, Cardinal would expend a total of $702,417 for advertising and initial promotions. During this period, Cardinal anticipates expending approximately $659,018 on general and administrative expenses, $50,000 for computer leases and software and $24,000 for key man insurance. FAA and DOT certification expenses are expected to be approximately $350,000 during the period of three to six months following commencement of operations.

                In the event our plans change or our assumptions change or prove to be inaccurate or the proceeds of our public offering prove to be insufficient to fund operations, we could be required to seek additional financing. The terms and prices of any additional financing may be significantly more favorable than those of the units sold in our public offering. Cardinal does not have any material committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, scale back, or eliminate certain aspects of our operations. If adequate additional funds are not available, Cardinal's business, financial condition, and results of operations will be materially and adversely affected

                Cardinal may receive additional funding under the provisions pertaining to the exercise of the warrants which are part of the units offered in its public offering.

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

                If less than 600,000 units are sold in our public offering, as an alternative until we are able to receive our own certificate, Cardinal could contract its flight services to another company which holds a FAA Operators Certificate. If this occurs, Cardinal may be required to make certain deposits and bonds and would contract actual flight operations. The usual cost per aircraft operating hour is $3,000 to $5,000. Assuming average operating hours of 240 per month, the estimated monthly cost of using contracted flight services would range from approximately $720,000 to $ 1,200,000 per month. Costs vary widely depending on operating requirements, including the time of day and time of year. Contract flight service fees typically include flight crew, fuel, insurance and maintenance. This option could be accomplished with substantially fewer capital resources than required to begin independent flight operations with our own operating certificate.

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



CARDINAL AIRLINES, INC.



SIGNATURE                                 TITLE                     DATE

  /S/ Lawrence A. Watson
_________________________  President, Chairman of the Board   February 14, 2000
LAWRENCE A. WATSON         Chief Executive Officer



 /S/ H. Lawrence Mason
________________________   Secretary Treasurer,               February 14, 2000
H. LAWRENCE MASON          Chief Financial Officer

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