Form 10-Q
period 2000-03-31
CARDINAL AIRLINES INC
filed 2000-05-15
CIK 1059671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of March 31, 2000 was 2,033,900.

                             Cardinal Airlines, Inc.
                               Index to Form 10-Q


Part I - Financial Information                                            Page


Item 1.  Financial Statements (unaudited)

   Condensed Balance Sheet - March 31, 2000...................................2

   Condensed Statements of Operations - Three Months
   Months Ended March 31, 2000 and 1999
   and for the period February 10, 1997 (Date of
   Inception) through March 31, 2000..........................................3

   Condensed Statements of Cash Flows - Three Months Ended
   March 31, 2000 and 1999 and for the period
   February 10, 1997 (Date of Inception) through March 31, 2000...............5

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

Item 6.  Exhibits and Reports on Form 8-K....................................16

Signatures...................................................................17

Exhibit Index................................................................17

Part I   Financial Information
Item 1.  Financial Statements



                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                  (Unaudited)


                                                 For the three months ended
                                                          March 31
                                                  2000                  1999
                                             ------------         ------------

 CURRENT ASSETS
 Cash                                      $       3,867        $       43,377
 Interest Receivable                              11,807                 5,808
                                           -------------        --------------
     TOTAL CURRENT ASSETS                         15,674                49,185

 PROPERTY AND EQUIPMENT, net                       6,055                 6,053

 DEPOSITS                                          4,200                 4,200
                                            -------------        --------------
     TOTAL ASSETS                          $      25,928        $       59,438
                                            =============        ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
 Accounts payable                          $      37,429        $            -
                                                                             -
                                           -------------         --------------
     TOTAL LIABILITIES                     $      37,429                     -

 COMMITMENTS                                          0                     0

                                            -------------        --------------
 TOTAL LIABILITIES AND COMMITMENTS         $      37,429        $            -
                                            =============        ==============

 TOTAL STOCKHOLDERS' EQUITY, (DEFICIT)
 including deficit accumulated during the
 development stage of $333,705                   (11,500)               59,438
                                            -------------        --------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                     $      25,929        $       59,438
                                           =============        ==============







   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                         FEBRUARY 10, 1997           FOR THE THREE MONTHS ENDED
                                           (INCEPTION) TO                   MARCH 31
                                           MARCH 31, 2000           2000                   1999

                                          --------------       ----------------      ------------------

 REVENUES                                 $          -         $             -       $              -

                                          --------------       ----------------      ------------------
 EXPENSES

     Consulting Fees                           205,119                  10,250                 37,300
     Professional Fees                         186,924                  14,286                 50,983
     Rent                                       42,135                   4,770                  3,975
     Supplies                                   21,728                   1,330                  3,857
     Utilities                                  19,610                   2,029                  2,089
     Depreciation and amortization               5,602                     512                  1,194
     Miscellaneous                              12,503                   1,565                  3,552
     Taxes                                         503                     137                      -
                                          --------------       ----------------      -----------------
                                               494,124                  34,879                102,950
 OTHER INCOME
     Interest Income                            11,807                     380                  1,936
                                          --------------       ----------------      -----------------
 NET (LOSS) before provision for
 income taxes                             $   (482,317)        $       (34,499)      $       (101,014)

 Provision for Income Taxes                          -                       -                     -
                                          --------------       ----------------      -----------------

 NET (LOSS)                                $  (482,317)        $       (34,499)      $       (101,014)
                                          ==============       ================      =================

  Net loss per share                      $      (0.24)        $         (0.02)      $          (0.05)
                                          ==============       ================      =================

 Shares used in computing net
 loss per share                              2,033,900               2,033,900              2,031,200
                                          ==============       ================      =================


   The accompanying notes are an integral part of these financial statements.

                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOW
                                  (Unaudited)


                                        FEBRUARY 10, 1997     FOR THE THREE MONTHS ENDED
                                         (INCEPTION) TO               MARCH 31
                                        MARCH 31, 2000             2000               1999
                                     --------------------  -----------------   ----------------

CASH FLOWS FROM
OPERATING ACTIVITIES:

Cash paid for operating expenses       $     (482,317)      $     (34,499)     $     (101,014)
                                        ---------------     ---------------    ----------------

     NET CASH USED IN OPERATING
     ACTIVITIES:                             (482,317)            (34,499)           (101,014)
                                        ---------------     ---------------    ----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Purchase of property and equipment            (11,664)                   0               0
Increase in security deposits                  (4,200)                   0               0
                                        ---------------     ---------------    ----------------
     NET CASH USED IN INVESTING
     ACTIVITIES                               (15,864)                   0                 0
                                        ---------------     ---------------    ----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:

Issuance of common stock                      406,029                                  99,089
Increase in notes receivable -
     related parties                           37,077                                       -
Payments on notes receivable -
     related parties                           58,942              36,433                   -
                                        ---------------     ---------------    ----------------

     NET CASH PROVIDED BY FINANCING
     ACTIVITIES                               502,048              36,433              99,089
                                        ---------------     ---------------    ----------------

NET INCREASE (DECREASE) IN CASH                 3,867               1,934             (1,925)
     CASH AT BEGINNING OF PERIOD                    -               1,933              45,302
                                        ---------------     ---------------    ----------------
CASH AT END OF PERIOD                   $       3,867       $       3,867      $       43,377
                                        ===============     ===============    ================



   The accompanying notes are an integral part of these financial statements.

                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOW
                                  (Unaudited)


                                       FEBRUARY 10, 1997          FOR THE THREE MONTHS ENDED
                                        (INCEPTION) TO                     MARCH 31
                                       MARCH 31, 2000              2000                 1999
                                    -----------------------      --------------   -------------

RECONCILIATION OF NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:

Net loss                                $    (488,522)      $     (34,631)     $     (100,275)

Adjustments to reconcile net loss
to net cash used in operating
activities:

   Depreciation and amortization                5,602                 512                1,197
   Increase in receivables                    (11,807)               (380)              (1,936)

                                        ---------------     ---------------    ----------------


       NET CASH USED IN
       OPERATING ACTIVITIES             $    (482,317)      $      (34,499)    $      (101,014)
                                        ===============     ===============    ================




   The accompanying notes are an integral part of these financial statements.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

       H)   NEW ACCOUNTING STANDARDS

              There have been no new significant accounting pronouncements issued for the three month period ended March 31, 2000 that would have a direct material effect on the financial statements, except for Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which is addressed in NOTE 1F.

NOTE 2 - DEVELOPMENT STAGE OPERATIONS

              The Company was formed February 10, 1997, and began operations April 1, 1997. Through March 31, 2000, operations have been devoted primarily to raising capital, negotiating leasing of airplanes, related equipment, and related facilities as well as the performance of general administrative functions. As of March 31, 2000, the Company has Sixty-Two Stockholders.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 3 - PROPERTY AND EQUIPMENT


                                                   February 10, 1997
                                                     (inception) to
                                          March 31, 2000          March 31,1999

                                           ---------------      ---------------

     Computers and equipment               $       9,955        $       9,955
     Furniture and fixtures                          159                  159
     Leasehold Improvements                        1,550                1,550
                                           -------------         ------------
                                                  11,664               11,664
     Less accumulated depreciation
     and amortization                             (5,610)              (5,610)
                                            ------------         ------------
                                           $       6,055        $       6,055
                                            ============        =============

         Depreciation and amortization expense was $512 for the three month period ended March 31, 2000; and $5610 for the period from
                               February 10, 1997 (Inception) to March 31, 1998.

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

      The loans are unsecured, are due June 30, 2003 and bear interest at 8% annually. Notes receivable due from related parties were $109,321 as of June 30, 1999, and $96,671 as of June 30, 1998. A
      summary of Notes receivable due from related parties is as follows:

        Common stock issued during the year ended June 30, 1998   $    92,179
        Common stock issued from March 1, 1997 to June 30, 1997         4,492
        Preferred stock issued during the year ended June 30, 1999      1,000

        Conversion of stock subscriptions to notes receivable
        during the year ended  June 30, 1999 (NOTE 7)                  25,650

        Repayment of notes receivable through March 31, 2000         (115,400)
                                                                    ----------

                                                                   $    7,921

                                                                    ==========

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 4 - RELATED PARTIES CONT.

              The Notes receivable due from related parties are reported as a reduction in stockholders' equity (deficit).


NOTE 5 - COMMITMENTS AND CONTINGENCIES

              The Company leases its facilities from an unrelated third party under an operating lease expiring July, 2000. Rent expense was $4,770 and $3,975 for the three month period ended March 31, 2000 and 1999 respectively.

              Future minimum lease payments are as follows:

                Year ending June 30,

                      2000                 $ 19,080
                      2001                    1,590
                                           --------

                                           $ 20,670

              During the period January through March, 1999, the company issued shares of stock to raise capital to fund its operations. The sales may be in violation of Section 5 of the Securities Act of 1933 and accordingly, those who purchased may have the right to rescind their shares. The potential liability to the company is $253,100 plus interest.


NOTE 6 - INCOME TAXES

              The Company's effective tax rate differs from the expected federal income tax rate as follows:

                                          Year Ended           Year Ended
                                         June 30, 1999        June 30, 1998

  Income tax benefit at statutory Rate   $    (113,460)      $       (8,068)
  Increase in valuation Allowance              113,460                8,068

  Actual income taxes                   $            -       $            -

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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
                                             ------------------------------

                                            $333,705

             As of March 31, 2000, the Company is still in development stage. As such, all income and deductions for tax purposes are deferred until the Company's planned principal operations have commenced.

NOTE 7 - STOCKHOLDERS' EQUITY

              A summary of issuance of common stock involving non-cash consideration is as follows:

                   On April 1, 1997, the Company issued 449,200 shares of stock in consideration for notes receivable due from related parties (NOTE 4) of $4,492. The shares were sold at $.01 par value per share.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 7 - STOCKHOLDERS' EQUITY CONT.

                    On July 1, 1997, the Company issued 184,358 shares of stock in consideration for notes receivable due from related parties (NOTE 4) of $92,179. The shares were sold at $.01 par value per share, with $.50 per share consideration. Through Dec 31, 1999, $115,400 was received in payment of these notes (NOTE 4).

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

              As of March 31, 1999, the Company's common stock had a par value $.01 per share with 50,000,000 shares authorized and 2,031,200 shares issued and outstanding.

              As of March 31, 2000, the Company's common stock had a par value $.01 per share with 50,000,000 shares authorized and 2,033,900 shares issued and outstanding.

              A summary of issuance of preferred stock involving non-cash consideration is as follows:

                    On October 16, 1998, the Company issued 100,000 shares of $.01 par value "Series A" preferred stock in consideration for notes receivable due from related parties (NOTE 4) of $1,000.

              As of March 31, 2000, the Company's preferred stock had a par value $.01 per share with 1,000,000 shares authorized. There are 100,000 shares issued and outstanding as "Series A" preferred stock. The 900,000 unissued shares have not been designated.

              The shares of "Series A" preferred stock have super voting rights at the multiple of 100 votes per share. In the event of liquidation, the preferred stock has preference over the common stock. The shares are not convertible into common stock and do not have any other rights or preferences.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

          Since inception in February 1997 our efforts have principally been devoted to organization, development and raising capital. Cardinal has not received any revenues from flight services, and does not expect any of its flights to be commercially available until one month after 600,000 units are sold. From inception through March 31, 2000, we have sustained cumulative losses of $482,317 of which $205,119 was for consulting fees, $186,924 was for professional fees, $42,135 for rent, $21,728 for supplies, $19,610 for utilities, $5,602 in depreciation, $12,503 for miscellaneous expenses, and $503 in taxes. For the three months ended March 31, 2000, we sustained a cumulative loss of $34,499 of which $10,250 was for consulting fees, $14,286 was for professional fees, $4,770 for rent, $1,330 for supplies, $2,029 for utilities, $512 in depreciation, $1,565 for miscellaneous expenses, and $137 in taxes. These losses have resulted primarily from expenditures incurred in connection with general and administrative activities, organization and development, trademark registration and offering costs.

          Between June 10, 1998, and March 23, 1999, Cardinal sold 506,200 common shares for $0.50 per share to 34 purchasers in a private placement. We received a total of $253,100 in the private placement.

          As of March 31, 2000, we have sold 2,700 Units of the public offering for $27,000.00.

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

          Cardinal has only a limited operating history upon which an evaluation of its prospects can be based. The risks, expenses and difficulties encountered by companies at an early stage of development must be considered when evaluating Cardinal's prospects. To address these risks, Cardinal must, among other things, successfully develop and commercialize its services, secure all necessary proprietary rights, respond to competitive developments and continued government regulation, and continue to attract, retain and motivate qualified persons. There can be no assurance that we will be successful in addressing these risks. See "Risk Factors- Cardinal Has Not Begun Operations And There Is No Guarantee We Will Ever Operate As An Airline" for additional discussion of how the limited offering history may affect investment in Cardinal.

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

          Liquidity and Capital Resources

          Until such time that Cardinal receives the proceeds of this public offering or other financing, it will continue to operate on a limited basis. Our approximate monthly expenditures during this interim development period are approximately $17,000 per month. Without additional funding, Cardinal can maintain its present operating level through the end of July 1, 2000.

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

          In the event our plans change or our assumptions change or prove to be inaccurate or the proceeds of our public offering prove to be insufficient to fund operations, we could be required to seek additional financing. The terms and prices of any additional financing may be significantly more favorable than those of the units sold in our public offering. Cardinal does not have any material committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available within the next six months, we may be required to delay for up to a year or more, scale back, or eliminate certain aspects of our operations. If adequate additional funds are not available, aircraft other than MD-80 may need to be used, and may need to be leased rather than purchased, in which case Cardinal's business, financial condition, and results of operations will be materially and adversely affected.

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

         Compensation

          On March 20, 2000, the Cardinal entered into an agreement with Mr. Bruce Nierenberg in which Mr. Nierenberg joined the Board of Directors of the company. According to the agreement, Mr. Nierenberg received 150,000 shares of the common stock of Cardinal. At the beginning of the second consecutive year of his term as a member of the Board, he will also receive an option to purchase 20,000 shares of common stock at 80% of the IPO price or $8.00 per share. After his second consecutive year as a member of the Board, he will receive an option to purchase 20,000 shares of the common stock of Cardinal at 80% of the market price of the common stock at the beginning of the year for each year that he serves on the Board.

Part II - Other Information

Item 2.  Change in Securities and Use of Proceeds.

On February 23, 2000, Registrant agreed to issue 150,000 common shares to Bruce Nierenberg in consideration of his agreeing to serve as a director. The Company also agreed to issue an option to purchase 20,000 shares per year for each year (beginning the second year) Mr. Nierenberg served as diretor at an exercise prcie or $8.00 per share, exercisable for a period of two (2) years. The shares will be issued in a private transaction which is exempt from registration pursuant to the Securities Act of 1933.


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

(10.1)      Agreement with Bruce Nierenberg

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

CARDINAL AIRLINES, INC.

SIGNATURE                                       TITLE               DATE

  /S/ Lawrence A. Watson
_________________________  President, Chairman of the Board  May 14, 2000
LAWRENCE A. WATSON         Chief Executive Officer

 /S/ H. Lawrence Mason
________________________   Secretary Treasurer, May 14, 2000
H. LAWRENCE MASON          Chief Financial Officer