Form 10KSB
period 2000-06-30
CARDINAL AIRLINES INC
filed 2000-10-13
CIK 1059671

U.S. Securities and Exchange Commission

                         Washington, D.C. 20549

Form 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the fiscal year ended June 30, 2000

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

              For the transition period from _________ to _________

                     Commission file number 333-70437

                         CARDINAL AIRLINES, INC.
               (Name of small business issuer in its charter)

            Delaware                                   59-3492127
     State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

                1380 Sarno Road, Suite B, Melbourne, FL 32935
             (Address of principal executive offices) (Zip Code)

                  Issuer's telephone number: 321-757-7388

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class          Name of each exchange on which registered

             None

Securities registered under Section 12(g) of the Exchange Act:

                         Class A Common Stock
                           (Title of Class)

  Check  whether  the issuer (1) filed all  reports  required  to  be  filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No.

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

  State issuer's revenues for its most recent fiscal year:  $-0.

  State the aggregate market value of the voting stock held by non-affiliates computed by reference at the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: Not applicable in that the common shares are not presently traded.

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 2,189,900 shares of Common Stock as of June 30, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                   None

   Transitional Small Business Disclosure Format (Check One): Yes No X

PART I

Item 1.  Description of Business


History

   Cardinal Airlines, Inc. was organized as a Delaware corporation in February 1997. To date, all activities have been organizational and developmental in nature. Cardinal was formed to provide non-stop air service between Melbourne International Airport and certain key high yield destinations. Initial service is planned between Melbourne International Airport and Baltimore Washington International Airport, providing four peak departures and arrivals from each city daily. By carefully selecting its markets, offering high levels of customer service, controlling growth and efficiently using its resources, Cardinal believes it can profitably offer airline services from Melbourne, Florida.

Industry Conditions and Competition

   The airline industry has experienced unprecedented growth and profits over the last few years. Two basic reasons for this growth and profits are fuel costs and an upturn in the economy. The cost of fuel greatly affects operating costs. Demand for air service increases in a healthy economy.

   Cardinal's business plan primarily focuses on the business passenger who does not have the luxury of booking flights well in advance to get a low fare and desires a higher level of service. While business travel, as a rule is not discretionary, it generally diminishes during unfavorable economic times as businesses tend to tighten cost controls. We anticipate, based on our experience and DOT reports, that the weakest travel periods for business will generally be during the months of January, May, and September. Leisure travel is highly discretionary and may be subject to seasonal variations. Non-business pleasure travel generally increases during the summer months and at holiday periods.

   The Airline Deregulation Act of 1978 made the airline industry highly competitive. It substantially reduced government regulation of domestic routes and fares, and increased the airlines' ability to compete with respect to fares, destinations and flight frequencies.

   Most major airlines today have complex hub systems, with several different type and sizes of aircraft and partner with commuter airlines to feed passengers to their hubs and code share ticketing to the final destinations. The major airlines smaller jet aircraft usually serve secondary cities with commuter aircraft serving the smaller cities and towns. Commuter aircraft usually carry nineteen passengers. Flights between the hub and small towns, small cities and secondary cities are usually operated on higher frequencies to coordinate service with connecting flights to and from the hub to other destinations and hubs. This system allows airlines to:

  o serve more destinations,
  o capture a greater share of the passenger market, and
  o produce greater revenues.

   Most major hub cities are dominated by a single large carrier, such as Delta Air Lines in Atlanta.

   Hub systems  are  complex  and  inherently   require  flights  that  are  not
profitable to meet scheduling requirements. These flights may be scheduled for inconvenient times, or use an aircraft which has a greater capacity than required for the flight. These flights increase operating costs which must be offset by the flights with high load factors and profits. In an attempt to increase load factors on these flights, airlines operating hub systems have contrived restrictive, conditional and complicated fares. Low fare tickets encourage airline use for flights with low load factors. Additionally, having multiple classes of service, such as First Class, Business Class, and Coach creates a complex reservations system that can be very frustrating to passengers.

  Airlines that do not operate a hub system such as Southwest Airlines have various operating strategies, most operate a direct flight system with usually one class of minimal service, no frills, and aircraft configured with high density seating. These airlines usually avoid highly serviced routes and generally choose routes that fill a niche market.

  To operate a profitable low fare airline, high load factors and low operating costs must be maintained. Marketing substantially lower fares, direct and consistent service can be very effective in maintaining high load factors. Most low fare carriers, large and small, are very cost effective by focusing on managing the airline, and outsourcing or contracting a majority of operations and services.

  Melbourne International Airport is presently serviced by two airlines, Delta Air Lines, a major air carrier that operates a hub system and Spirit Airlines, a small low fare air carrier. Delta Air Lines provides several daily flights to Atlanta their major hub and flights from Atlanta to Cardinal's planned destinations. Spirit provides two daily non-stop flights to New York's LaGuardia Airport. Initially, Cardinal does not plan to provide service to the New York LaGuardia Airport, but does plan to provide non-stop service to one of New York's key airports. There can be no assurance that Delta, Spirit, or other airlines will not provide additional service to Melbourne International Airport.

Company Strategy

  Cardinal Airline's strategy is to focus on the business traveler who usually does not have the luxury to book flights well in advance or to comply with the highly restrictive conditions of low priced tickets. Because of this, business travelers are usually forced to purchase a high priced full fare coach ticket which offers a low level of service, or an extremely high priced first class ticket that offers excellent service. Some airlines on some flights offer a limited number of Business Class seats that provide more comfortable seating and a higher level of service than coach. This is a desirable choice for the business traveler, but often unavailable.

  Cardinal believes that by developing a low cost highly efficient airline it will be able to offer its passengers excellent service at a reasonable price, while producing substantial profits. We plan to have a simple, straight forward relationship with our customers offering full fare one price per destination tickets that will approximate the cost of advanced restricted
"coach" fares of major airlines. Advanced tickets usually indicate 14 days or more prior to the flight. The Passengers Bill of Rights which is before Congress at this time, outlines airlines shortcomings in their relationship with passengers. Cardinal wants to be recognized as an airline dedicated to safety, that provides a high level of service and has an excellent relationship with its customers.

  We believe that by offering the highest levels of safety and customer service, as well as non-stop flights to key destinations, load factors would be maximized. Cardinal will offer only one class of service which will be equivalent to First Class service offered by other airlines. Cardinal will configure its aircraft with large first class seats and specialized galleys to facilitate serving excellent meals with complimentary champagne and wine.

  Cardinal intends to support its flights by attracting customers now being served by other airlines serving the Melbourne and Orlando airports. Melbourne International Airport's air service area includes seven Florida counties with an air service market of approximately 800,000 passengers. In a July 1997 study conducted by SH&E Air Transport Consultancy for the Melbourne International Airport, three of the top proposals SH&E made were:

  o Improve Washington D.C. service to Non-Stop
  o Expand service to the New York market
  o Aggressively pursue having an airline headquartered in Melbourne

  The same SH&E study estimates that 70% of Melbourne passengers are diverted to Orlando every year. Further, a July 1997 survey of businesses in the Melbourne air service market, conducted by the Melbourne - Palm Bay Chamber of Commerce, showed that 76.3% of the businesses surveyed would commit 100% of their travel resources to the Melbourne International Airport provided timing and rates were comparable with other airports. Because of these results, we believe that Cardinal can not only meet but also exceed our anticipated break even load factor of 42%.

  We will place special importance on the selection of new employees. Cardinal believes that by hiring qualified employees with a structured employment program that allows for career advancement and job security; and providing proper training, necessary resources, and a safe pleasant work environment, that it will be able to develop and maintain a highly productive workforce. We intend to develop a cafeteria style employee benefits program, that would add significant valuable benefits to the employees, and meet individual needs without hindering Cardinal's ability to maintain profit levels. This may include programs such as excellent employee child care, insurance, retirement benefits, stock options, and company sponsored clubs and organizations. Cardinal believes such employee programs will promote loyalty and productivity.

  Cardinal believes that a simplified corporate structure with limited tier levels will promote excellent communications and interaction throughout the entire workforce, allowing Cardinal to benefit from its employees' experience. Cardinal has not established an employee benefits plan at this time. We plan to implement comprehensive employee benefit programs when airline operations commence.

  Cardinal has selected EQUALS, a mature, fully integrated, year 2000 compliant, automated, turn key airline software system used by several small airlines and the Colombian Air Force, which provides for complete airline capabilities and functions. The system will cost between $400,000 and $500,000. This is a unified system that operates on readily available generic IBM compatible computers is designed to provide for growth and expansion, and is simple to learn and operate. The EQUALS system covers the entire spectrum of airline operations including customer services, flight operations, ground operations, maintenance, inventory control, and communications. As an example, it provides for automated reservations and ticketing, with connectivity to travel agents and remote operating sites. Travel agents will not be required to obtain additional software to interface with our system. We believe that our ability to begin operations using a simple, reliable, unified system will provide significant cost savings and a competitive edge over other airlines using more complicated systems which have evolved over a period of years.

 Cardinal will outsource services where it is more cost effective or productive. These services may include:

  o baggage handling,
  o ground handling,
  o certain aircraft maintenance and,
  o specialized personnel training.

  Outsourcing these services is common practice in the airline industry and is usually cost effective. However, we will be d ependent on these contractors' performance.

Geographic Market

   Cardinal, based in Melbourne Florida, will initially provide service to large key markets in the Eastern United States. Service between these prominent markets and central Florida historically provides some of the highest passenger and fare yields. We believe that Melbourne International Airport is strategically located to capitalize on the significant business markets of Central Florida, with an additional advantage of the close proximity to many notable tourist attractions, such as:

  o Kennedy Space Center,
  o Port Canaveral,
  o Beaches, and
  o major Orlando Theme Parks.

Fares, Route System, and Scheduling

  Cardinal will offer a simple full fare, one class open ticket without restrictive conditions and a single price per destination. Initially, all flights will be non-stop. Cardinal plans to commence flight operations with non-stop service between Melbourne International Airport and Baltimore Washington International Airport, then add service to the New York market. Cardinal has begun negotiations with Baltimore Washington International Airport and believes that gate and maintenance areas can be leased on favorable terms. One of the most common mistakes by new carriers is uncontrolled growth. Maintaining a steady, controlled growth, Cardinal would add additional service to other prominent markets throughout the Eastern United States. Flights will be scheduled to provide significant and convenient service to these markets.

Marketing

  Cardinal plans to add additional safety equipment to its aircraft which exceeds the mandated requirements of the FAA, such as fire and smoke detection in all cargo and baggage compartments, and equipment designed for the flight crew to deal with smoke in the aircraft's cockpit. Flight crews will be trained in the proper use of certain emergency medical equipment that will be on all company aircraft. We believe our planned configuration of the aircraft with fewer, more comfortable seats, is also inherently safer.

  Cardinal plans to maximize the effectiveness of its marketing by concentrating on passenger potential areas surrounding destinations served by it.Cardinal will use local cost effective media such as:

  o newspaper and magazine advertisements,
  o radio advertisements during the morning and
  o afternoon commuter rush hours, and
  o billboards on prominent highways in potential market areas.

  Additionally, by direct contact and promotions, Cardinal will nurture a preferred airline relationship with:

  o area businesses,
  o clubs, and
  o governmental agencies.

  We believe visibility and recognition are extremely important in marketing, especially for a new airline. Cardinal believes that by painting its aircraft a vivid Cardinal red color they will be highly visible parked at the gate, taxiing, and in flight. Cardinal's bright red aircraft will actually act as a logo, and be identified even from a distance.

  The ease of making reservations and ticketing is a crucial part of capturing the largest possible market share. Cardinal believes an efficient and reliable automated reservations system with connectivity to travel agents and the Internet will increase initial and repeat use of its airline services. All reservations, counter, and gate positions will be adequately staffed with competent, friendly, and courteous personnel. Programs will be developed with travel agents that provides incentives to book customers with Cardinal. Management believes customers should have as many viable means of booking a flight as possible such as through a national toll free number, the Internet and travel agents. Cardinal will attempt to make purchasing a ticket as convenient and customer friendly as possible as this is an important part of the travel experience. Complete customer satisfaction will be a company objective. Cardinal believes that word of mouth can be the most effective advertising.

Aircraft Acquisition

  We believe, to be cost effective, Cardinal should only operate one type of aircraft. Operating one type of aircraft should significantly lower maintenance and crew training costs. Cardinal has identified sources, general availability, and average cost to lease or lease/purchase used MD-80 series aircraft. We believe that two MD-80 series aircraft with approximately 30,000 to 35,000 flight hours, can be located, acquired and configured to our specifications to commence flight operations. The frequency of scheduled maintenance on these aircraft should be the same as on a new aircraft. The amount of maintenance performed on a scheduled maintenance visit may be slightly higher. Cardinal can perform all routine scheduled maintenance without removing the aircraft from service except for extensive maintenance visits that are required approximately every 2500 flight hours which equates to 9 to 10 months of service. The aircraft will be out of service for approximately 10 days to complete this maintenance. Cardinal will short-term lease a substitute aircraft during this time. Such short term leasing is a standard industry practice. Such aircraft are generally available however, short-term lease rates may be slightly higher than the standard range from $3,000 to $5,000 per aircraft operating hour. See "Risk Factor- Our Airline Services May be Affected By the Limited Number of Available Aircraft" for a discussion of potential problems with replacing the aircraft when they are out of service.

Maintenance and Repairs

  Cardinal plans to operate MD-80 series aircraft, which are modern commercial airliners, used extensively in the airline industry, with more than 1100 currently in service.

  Cardinal will have maintenance operations managed and staffed by seasoned airline personnel that will perform routine daily and turn-around maintenance. Overhauls and heavy maintenance that require extensive maintenance facilities will be outsourced to reputable, FAA approved companies certified to perform maintenance on MD-80 series aircraft and engines. Cardinal will maintain a presence of Quality Assurance personnel on site to insure all work performed meets the requirements of Cardinal Airline's Maintenance Program. Cardinal has not made any agreements with maintenance organizations that are certified to perform maintenance on MD-80 series aircraft and engines.

  Cardinal plans to maintain an inventory of spare parts to support its maintenance operations and will also rely on FAA approved vendors and manufactures for additional parts requirements. We believe replacement parts are available in sufficient quantities. There can be no assurance that these industry conditions will continue.

Fuel

  Aircraft fuel is expected to be Cardinal's largest operating expense. Jet fuel costs and availability, being subject to world economic and political conditions, cannot be predicted with any degree of certainty. Cardinal will attempt to enter into agreements with fuel suppliers to stabilize fuel costs. An increase in fuel prices or a diminished supply could have a material adverse effect on its operations.

Insurance

  Cardinal plans to maintain $500,000,000 in liability insurance. This amount surpasses the minimum industry requirements and covers public liability, passenger liability, baggage and cargo liability, property damage, including
coverage   for  loss  and  damage  to  its  flight  equipment  and  worker's compensation insurance. However, there is no assurance that the amount of insurance carried by Cardinal will be sufficient to protect it from material loss.

Government Regulations

  Under United States Federal Statute, anyone who wants to provide air transportation service as an air carrier must first obtain two separate authorizations from the Department of Transportation: 1) the safety authorization, in the form of an Air Carrier Certificate and Operations Specifications from the FAA and 2) the economic authorization, from the Office of the Secretary of Transportation (the Department), in the form of a certificate for interstate passenger and/or cargo authority issued under the Federal Statute.

  A certificate authorizing interstate air transportation may be issued after a finding by the Department that the applicant is "fit, willing and able" to perform the proposed service.

  "Air Transportation," as defined by Federal Statute, means the transportation of passengers or property by aircraft as a common carrier for compensation, or the transportation of mail by aircraft, in interstate air transportation.

  "Interstate air transportation," as defined by Federal Statute, means operations between place in a state, territory, or possession of the United States and another state, territory, or possession of the United States. Cardinal plans to only provide air transportation services within the United States, its territories or possessions.

Federal Statute defines a "citizen of the United States" as:

  o an individual who is a citizen of the United States;
  o a partnership each of whose partners is an individual
  o who is a citizen of the United States; or
  o a  corporation  or  association  organized  under  the  laws  of  the United
  States or a state, the District of Columbia, or a territory or possession of the United States. It must have a president and at least two-thirds of the board of directors and other managing officers who are citizens of the United States. At least 75 percent of the voting interest must be owned or controlled by persons who are citizens of the United States.

  Cardinal's President and Board of Directors are U.S. citizens and we anticipate that a majority of the public investors will be U.S. citizens.

  Cardinal will be required to provide information to the Department to assess the financial position and its understanding of the costs of starting its operations. Prior to being granted an effective certificate, Cardinal must provide independent, third-party verification, that it has available to it resources sufficient to cover all of its pre-operating costs and the operating expenses that are reasonably projected for three months of normal operations. In calculating available resources, projected revenues cannot be included.

  Once Cardinal has been found fit initially, it becomes subject to the requirements of Federal Statute which require that Cardinal must remain fit in order to continue to hold its authority to provide air transportation services. The Department will require Cardinal to provide a progress report twelve (12) months after it commences operations. This report would include:

  o information on Cardinal's then current operations,
  o a summary of how its operations have changed during the year,
  o a discussion of any changes it anticipates during its second year of
  o operations,
  o its second year current financial statements, and
  o information on whether Cardinal had undergone any changes
  o in ownership or management.

  Cardinal will submit application to the proper authorities for the necessary certification to operate a domestic airline. We believe we will be able to obtain and maintain the proper certifications. If we are delayed or unable to meet these requirements we would not be able to operate as an airline under our own certificate.

  According to the DOT informational packet, How to Become a Certified Air Carrier, dated September, 1998, "Before being granted an effective Certificate, an applicant must provide independent, third-party verification that it has available to it resources sufficient to cover all of its pre-operating costs plus the operating expenses that are reasonably projected to be incurred by the applicant during three months of "normal" operations."

 We estimate that the funds necessary to meet this DOT certification requirement and therefore to begin operations are approximately $5,350,000.

Miscellaneous

  All air carriers are also subject to certain provisions of the Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the Federal Communications Commission. To the extent Cardinal is subject to FCC requirements, it will take all necessary steps to comply with those requirements.

  Cardinal's operations may become subject to additional federal requirements in the future under certain circumstances. For example, Cardinal's labor relations are covered under Title II of the Railway Labor Act of 1926, as amended, and are subject to the jurisdiction of the National Mediation Board. During a period of past fuel scarcity, air carrier access to jet fuel was subject to allocation regulations promulgated by the Department of Energy. Cardinal is also subject to state and local laws and regulations at locations where it will operate and the regulations of various local authorities that operate the airports it will serve.

Properties

  Cardinal leases approximately 2,200 square feet of office space at its principal address for general corporate and operational use at a current
monthly   rent  of   approximately  $1,250.00  under  a  lease   which  expires
July 31, 2001. Cardinal is presently negotiating leases for counter, office, gate, maintenance and hangar facilities at Melbourne, and Baltimore Washington, International Airports. Some facilities may be subleased from other airlines. Cardinal believes that sufficient and adequate facilities exist at most airports currently under consideration which can be leased on favorable terms.

Service Marks

  Cardinal has filed intent to use service mark applications for "Cardair," "Dedicated to Safety and Service" and "The Little Airline with the Big Seats." There is no assurance that the U.S. Patent and Trademark Office will approve these service marks.

      Employees

In 1999 the Company employed 4 persons on a full time basis. None of the Company's employees belong to a union. The Company believes relations with its employees are good.

Item 2.  Description of Properties.

          None

Item 3.  Legal Proceedings.

          None

Item 4.  Submission of Matters to a Vote of Security Holders.

          None
Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      Holders

     As of October 10, 2000, the number of holders of record of shares of common stock was approximately 62. No market presently exists from the common stock of the Company.

      Dividend Policy

     The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis or Plan of Operations.

      Results of Operations

     Cardinal is a development stage, airline company. Cardinal is considered to be in the development stage because we have devoted substantially all of our efforts to establishing the business plan, organization and raising capital.

     Since inception in February 1997 our efforts have principally been devoted to organization, development and raising capital. Cardinal has not received any revenues from flight services, and does not expect any of its flights to be commercially available until one month after it receives financing of at least $5,350,000. From inception through June 30, 2000, we have sustained cumulative losses of $454,713 of which $181,535 was for consulting fees, $178,940 was for professional fees, $46,905 for rent, $21,422 for supplies, $20,887 for utilities, $6,128 in depreciation, $10,208 for miscellaneous expenses, and $558 in taxes. For the fiscal year ended June 30, 2000, we sustained a cumulative loss of $121,008 of which $27,750 was for consulting fees, $57,054 was for professional fees, 19,080 for rent, $6,509 for supplies, $9,109 for utilities, $2,054 in depreciation, $2,309 for miscellaneous expenses, and $267 in taxes. These losses have resulted primarily from expenditures incurred in connection with general and administrative activities, organization and development, trademark registration and offering costs.

     Between June 10, 1998, and March 23, 1999, Cardinal sold 506,200 common shares for $0.50 per share to 34 purchasers in a private placement. We received a total of $253,100 in the private placement. 8,700 Units of the public offering were sold for $87,000.00. The public offering terminated July 21, 2000.

     We expect to incur substantial costs in the future resulting from the acquisition of aircraft, equipment, agreements with airport service providers such as baggage handling, and fuel service. Additional expenses will include airport facilities, maintenance costs, and marketing. There can be no assurance that Cardinal will ever achieve profitable operations.

     To date, Cardinal has not marketed or generated revenues from the commercialization of any service. Upon receiving adequate funding, we expect to hire additional personnel. Depending on how rapidly units are sold, we may also be finalizing arrangements for aircraft which could increase the time in which scheduled operations would begin.

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

     Cardinal entered into an agreement with a vendor to assist in the submission of two Environmental Worksheets per requirements of the Federal Aviation Authority Southern Region for the purpose of developing an air route between Melbourne International Airport and Baltimore/Washington International Airport.

      Liquidity and Capital Resources

     Until such time that Cardinal receives adequate funding, it will continue to operate on a limited basis. Our approximate monthly expenditures during this interim development period are approximately $17,000 per month. Without additional funding, Cardinal can maintain its present operating level through the end of January, 2001.

     Cardinal can delay the majority of the expenditures which are necessary to carry out its business plan until adequate funds are on hand or appear to be available. Put another way, Cardinal has delayed incurring significantly greater costs than its present expenditures of $17,000 per month, such as additional personnel and the purchase or lease of aircraft, until funds are available. The bulk of FAA certification expenses will be incurred when sufficient funds are available.

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

     At such time as Cardinal obtains financing, the proceeds of the offering would be used to commence operations by purchasing one MD-80 Aircraft. $540,000 would be used for aircraft deposit. Over a period of three to nine months from the date of commencement, $1,037,902 would be used to staff operations at both Melbourne International Airport and Baltimore Washington International Airport.

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

     We require significant additional funding to begin operation. Cardinal does not have any material committed sources of additional financing, and there can be no assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available within the next six months, we may be required to delay for up to a year or more, scale back, or eliminate certain aspects of our operations. If adequate additional funds are not available, aircraft other than MD-80 may need to be used, and may need to be leased rather than purchased, in which case Cardinal's business, financial condition, and results of operations will be materially and adversely affected.

     Cardinal may receive additional funding under the provisions pertaining to the exercise of the warrants which are part of the units offered herein. See "Warrants" for the terms of warrant exercise and pricing information.

     Currently, we have no plans to sell or issue any additional preferred stock.

     If the Company is unable to obtain $5,450,000 in funding, as an alternative until we are able to receive our own certificate, Cardinal could contract its flight services to another company which holds a FAA Operators Certificate. If this occurs, Cardinal may be required to make certain deposits and bonds and would contract actual flight operations. The usual cost per aircraft operating hour is $3,000 to $5,000. Assuming average operating hours of 240 per month, the estimated monthly cost of using contracted flight services would range from approximately $720,000 to $ 1,200,000 per month. Costs vary widely depending on operating requirements, including the time of day and time of year. Contract flight service fees typically include flight crew, fuel, insurance and maintenance. This option could be accomplished with substantially fewer capital resources than required to begin independent flight operations with our own operating certificate.

      SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     When used in this report, the words "believes," expects," "anticipates" and similar expressions are intended to identify forward-looking statements. Statements herein regarding sales and research performance, expected financing, and expected regulatory approval of the Company's products further constitute forward-looking statements under federal securities laws. Such statements are subject to certain risks and uncertainties that could cause the actual realization to be delayed or to not occur. Management has made certain assumptions regarding each of the statements which may or may not be accurate. Actual research and development results may vary significantly from the current plans. Actual Company financing activities may vary significantly from the current plans and may result in the Company changing its plan of the use of such proceeds.


Item 7.  Financial Statements

     Financial  statements  are submitted as an exhibit under Items 13(a)(1) and
(2) on this Form 10-KSB.

     Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.


PART III.

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table contains the name, age and position with Cardinal of each executive officer and director as of the date of this prospectus. All the officers will be employed full-time by Cardinal. The respective backgrounds of the officers and directors are described following the table.

Name                     Age       Position

Lawrence A. Watson       53        Chairman of the Board, President, CEO
H. Lawrence Mason        47        Chief Financial Officer, Vice-President
                                   Finance, Secretary, Treasurer
Vincent T. Paris         52        Vice-President Logistics Support, Director
Ted A. Walker            56        Vice-President Properties and
                                   Facilities, Director
Thomas L. Vandervelde    64        Vice-President Safety & Regulatory
                                   Compliance
David  A. Linsley        62        Vice-President Flight Operations
John J. Pertschi         53        Vice-President of Maintenance
Jack H. Freeman          69        Vice-President of Quality
Ronald J. Newbold        39        Vice-President Investor Relations
Karen D. Glover          36        Director of In-Flight Services
John J. Ryff             39        Director of Stores
Bruce Nierenberg                   Director
Houston Glover           65        Director

     Lawrence A. Watson has been Chairman of the Board and Chief Executive Officer of Cardinal since its inception in February 1997, and President since March of 1997. He is a multi-engine, instrument rated commercial pilot with extensive experience in the aviation industry. Mr. Watson in 1990 was one of the Founders of Allied Aviation Inc., a commercial aircraft parts company, where as Vice President of Corporate Development he organized the management team, directed two private placements, and researched and developed new business. He has been a member of Allied's Board of Directors since 1990. Mr. Watson was a F.A.A. Air Traffic Controller at the Miami Air Route Control Center from 1970 to 1976.

     Dr. H. Lawrence Mason has been Secretary Treasurer, Director, Vice-President of Finance and Chief Financial Officer of Cardinal since March of 1997. Dr. Mason has held a wide variety of research, engineering, administrative, and executive level positions in various corporate settings. He was Vice President of Finance from 1990 to 1996 for Allied Aviation, Inc. and currently holds a position on the Board of Directors. Dr. Mason was President and C.E.O. of Florida Design Build Systems, Inc. from 1985 to 1992. He was President and C.E.O. of F.D.C.S.I. from 1984 to 1989. Dr. Mason attended the University of Kentucky, the University of South Florida, University of Louisville Graduate School and School of Medicine/Dentistry.

     Vincent T. Paris has been a member of Cardinal's Board of Directors since March of 1997. Mr. Paris has been involved in our development is a consultant since March of 1998 and will become the Vice-President of Logistics Support after the completion of this offering. Mr. Paris began his aviation career in 1964 with the United States Navy. Mr. Paris held numerous managerial and executive positions in the throughout his career. Mr. Paris was employed by Allied Aviation, Inc. from 1992 to 1998 he was the Vice President of Operations from 1994 to 1998, and was also a member of the Board of Directors. From 1990 to 1992 he served as Director of Quality Assurance for Pan American Airways Surplus Parts Subsidiary "Allmat International." Mr. Paris was involved with several start up established operations in the past. He has a Bachelor of Science degree in Technology from Florida International University.


     Ted A. Walker has been a member of Cardinal's Board of Directors since March of 1997 and will become the Vice-President of Properties and Facilities after the completion of this offering. Mr. Walker graduated from South Florida Junior College with an Associate of Arts degree in Business in 1968. He was a Staff Sergeant in the United States Army and after leaving the Army became a FAA Air Traffic Controller from 1970 to 1981. Since 1981, Mr. Walker has been President and C.E.O. of Add Fire Inc., which he founded in that year. He is also very active in many trade organizations and Community projects.

     Thomas L. Vandervelde is currently a consultant for Cardinal, assisting Cardinal to obtain the 121 Air Carrier Certificate from the F.A.A. and the Economic Authority from the Secretary of Transportation (D.O.T.). After Cardinal obtains its Certifications Mr. Vandervelde will become the Vice President of Safety & Regulatory Compliance. Mr. Vandervelde was with the Federal Aviation Administration for 35 years, and held various positions in the Flight Standards District Offices. Since his retirement in 1991 from the Federal Aviation Administration, Mr. Vandervelde has held various top level management positions with Tech.Ops. International, Michael Goldfarb and Associates, and InterFlight Services. Mr. Vandervelde has assisted in the Part 121 Certification process of several start-up airlines. He has developed interactive database maintenance programs for commercial aircraft, and has conducted numerous safety compliance audits and provided recommendations to several large commercial aviation operators.

     David A. Linsley will become the Vice-President of Flight Operations after the completion of this offering. Mr. Linsley has over 40 years of flying experience, including a distinguished career as military pilot in the United States Marine Corp. from 1958 to 1967 where he flew more than 120 combat missions over Vietnam. His career as a Commercial Airline Pilot began in 1967 with United Airlines. He retired as a Senior Captain in 1997 after 30 years of service. Mr. Linsley has over 18,000 hours of accident and incident free flying with over 5300 hours as Pilot in Command. Mr. Linsley Graduated from San Diego State University with a B.A. in English. Mr. Linsley is the Founder and
President of the Pegasus Fear of Flying Foundation. He is also Editor and publisher of Pegasus Magazine, a travel and entertainment magazine for airline employees worldwide.

     John J. Pertschi will become the Vice-President of Maintenance after the completion of this offering. Mr. Pertschi has more than 35 years of experience in the aviation maintenance business. Mr. Pertschi was a jet mechanic in the United States Air Force from 1963 to 1967. Mr. Pertschi has held several key managerial positions with a major airline, start up airlines and maintenance facilities. From 1968 to 1983 Mr. Pertschi worked for Continental Airlines and was the Line Maintenance Supervisor from 1981 to 1983. Mr. Pertschi left Continental to take a position as Manager of Technical Services for a new start up airline; Frontier Horizon, Inc. Mr. Pertschi was also a manager of aircraft maintenance for Evergreen Air Center, Inc., Director of Maintenance for Jetborne Aircraft Leasing, Inc. from 1986 to 1989, and Director of Maintenance for
Carnival Airlines from 1989 to 1992. From 1993 to 1999, he was Assistant Director of Maintenance and Production Control Operations Manager for Commodore Aviation.

     Jack H. Freeman will become the Vice-President of Quality after the completion of this offering. Mr. Freeman has more than 39 years of experience in airline maintenance operations. Mr. Freeman began his career in 1948 as an aircraft mechanic in the United States Navy. His career in commercial airline operations began in 1957 with Delta Airlines and he was with Delta until in 1994. Mr. Freeman was an aircraft mechanic until 1970, at which time he was assigned to the inspection department. While in the inspection department he inspected all fleet aircraft for airworthiness, including identifying any aircraft engine and systems malfunctions and instituted corrections. Delta's fleet included Boeing 727, 737, 747, 757,767, Douglas DC-8, DC-9, DC-10 MD-80, and Lockheed L-1011 aircraft. Mr. Freeman had assignments as Quality Control Representative for Delta at the Douglas and Lockheed Aircraft Factories, where he was responsible for aircraft inspection during their construction. Additionally, he was an inspector for Delta at the Boeing Aircraft Company. Since his retirement from Delta in 1994, Mr. Freeman has been engaged as a consultant and inspector for several aviation companies.

     Ronald J. Newbold has worked as a consultant for Cardinal since October 1998, and was appointed Vice-President of Investor Relations on December 1st 1998. Mr. Newbold has an extensive background in sales, marketing and business management and has held numerous management positions. He has developed programs for streamlining operational procedures. Mr. Newbold has designed several database and network systems to track aircraft, inventory's, as well as sales and marketing of products. He has also developed markets and accounts for new and existing product lines. Mr. Newbold graduated from Wichita State University with a Bachelor of Business Administration in Marketing. From September 1992 through March 1995, Mr. Newbold was employed at Dallas Aerospace engaging in commercial aircraft parts and engine sales. Following that, Mr. Newbold worked for thirteen months at AmTec as a Sales Manager. From April 1996 until April 1997, he was engaged in the same position for Kellstrom, Inc. He then worked for Allied Aviation, Inc. as Marketing Manger for commercial aircraft parts.

     Karen D. Glover will become the Director of In-Flight Services after the completion date of this offering. Ms. Glover began her career as a Flight Attendant with Ansett Australian Airlines in 1985 and was employed there until 1991. From 1991 to 1993 Eva Airways employed her as an Instructor. She is qualified as a flight attendant on 7 aircraft types. While with Ansett, she was a member of the Cabin Safety Committee. Ms Glover has held several positions in all aspects of In-Flight Services, from assisting in developing an In-Flight Department, Crew Scheduling, Training, Safety and Standards Compliance. She has developed, written, and revised Flight Attendant Manuals, Training manuals, in addition to developing Standards Programs.

     John J. Ryff has worked as a consultant for Cardinal and will become Director of Stores after the completion of this offering. Mr. Ryff served for 13 years in the United States Marine Corps and achieved the rank of Sergeant. The last position he held was Maintenance Control Chief where his duty was overseeing the units Material Support and Supply Division. Upon leaving the Marine Corps, in December 1993, Mr. Ryff was employed by Allied Aviation, a supplier of commercial aircraft parts. Mr. Ryff was initially employed as the Inventory Control Manager, then appointed to the company's sales department and later promoted to Sales Manager until June of 1998.

     Bruce Nierenberg has been a member of the Cardinal's Board of Directors since March, 2000. He is currently the President and C.E.O. of Premier Cruise Line, a company he founded in 1983 As President of Bruce Nierenberg and Associates, a tourism consulting firm, he has worked with the cruise industry, the hotel/resort industry, airport and ship port authorities, tourist boards and the attraction industry in the development of their Marketing and Sales Plans. He has been a leader in innovative product development in the cruise line industry for 20 years. Mr. Nierenberg created and implemented many products that are still today staples of the cruise line industry. He developed the first Air/Sea Package cruise vacations, implemented the first computerized reservations system in the cruise industry, and developed the Out Island cruise concept that is now enjoyed by most cruise lines.

     Houston H. Glover will become Vice-President of Flight Operations after the completion of the offering. Mr. Glover has over 40 years of experience in the aviation industry, with over 22,000 hours of flight time. He has been involved in the certification process of several airlines, serving as an aviation industry consultant and F.A.A. aviation safety inspector. His career as a commercial airline pilot began in 1965 as a captain with Pan American Airways. He became Chairman of the Maintenance Committee at National Airlines, acting as the liaison between pilots, flight operations and maintenance operations. He has also served in the capacity of Chief Pilot, Vice-President of Operations, Director of Operations and Chief Operating Officer for several small airlines from 1991 through 1999.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

     Based solely on the Company's review of such forms furnished to the Company and written representation from certain reporting persons, the Company believes that during the fiscal year ended September 30, 2000, all filing requirements applicable to the Company's executive officers, directors and more than 10% shareholders were complied with.


Item 10. Executive Compensation

     On July 1, 1998, Cardinal entered into a five-year employment agreement with Mr. Watson, providing for an annual salary of $110,000 per year to be increased to $130,000 per year "upon Cardinal reaching break-even load factor and maintaining that level for 30 consecutive days." The term of the employment agreement will commence on the earlier of, the date agreed to by employee and Cardinal or upon completion of this offering. The agreement may be terminated for cause upon Mr. Watson's disability for nine consecutive months or nine months out of a 12-month period. The agreement may be terminated without cause on 60 days' notice upon one-half of Mr. Watson's base salary for the remaining term of the contract. Mr. Watson's employment agreement is renewable for five-year terms unless either party gives written notice of termination at least 60 days before the then current term.

     On July 1, 1998, Cardinal entered into a three-year employment agreement with Mr. Mason, providing for an annual salary of $100,000 per year to be increased to $110,000 per year "upon Cardinal reaching break-even load factor and maintaining that level for 30 consecutive days." The term of the employment agreement will commence on the earlier of, the date agreed to by employee and Cardinal or upon completion of this offering. The agreement may be terminated for cause upon Mr. Mason's disability for nine consecutive months or nine months out of a 12-month period. The agreement may be terminated without cause on 60 days' notice. Upon such termination, Mr. Mason will receive one-half of his base salary for the remaining term of the contract. Mr. Mason's employment agreement is renewable for three-year terms unless either party gives written notice of termination at least 60 days before the then current term.


     On July 1, 1998, Cardinal entered into a three-year employment agreement with Mr. Paris, providing for an annual salary of $90,000 per year to be increased to $100,000 per year "upon Cardinal reaching break-even load factor and maintaining that level for 30 consecutive days." The term of the employment agreement will commence on the earlier of, the date agreed to by employee and Cardinal or upon completion of this offering. The agreement may be terminated for cause upon Mr. Paris's disability for nine consecutive months or nine months out of a 12-month period. The agreement may be terminated without cause on 60 days' notice. Upon such termination, Mr. Paris will receive one-half of his base salary for the remaining term of the contract. Mr. Paris's employment agreement is renewable for three-year terms unless either party gives written notice of termination at least 60 days before the then current term.


     On July 1, 1998, Cardinal entered into a three-year employment agreement with Mr. Walker, providing for an annual salary of $90,000 per year to be increased to $100,000 per year "upon Cardinal reaching break-even load factor and maintaining that level for 30 consecutive days." The term of the employment agreement will commence on the earlier of, the date agreed to by employee and Cardinal or upon completion of this offering. The agreement may be terminated for cause upon Mr. Walker's disability for nine consecutive months or nine months out of a 12-month period. The agreement may be terminated without cause on 60 days' notice. Upon such termination, Mr. Walker will receive one- half of his base salary for the remaining term of the contract. Mr. Walker's employment agreement is renewable for three-year terms unless either party gives written notice of termination at least 60 days before the then current term.

     On November 5, 1998, Cardinal entered into a one-year employment agreement with Mr. Vandervelde, providing for an annual salary of $90,000 per year to be increased to $100,000 per year "upon Cardinal reaching break-even load factor and maintaining that level for 30 consecutive days." The term of the employment agreement will commence on the date Cardinal receives it's 121 Air Carrier certificate from the FAA and Economic authority from the office of the Secretary of Transportation. The agreement may be terminated for cause upon Mr. Vandervelde's disability for nine consecutive months or nine months out of a 12-month period. The agreement may be terminated without cause on 60 days' notice. Upon such termination, Mr. Vandervelde will receive one-half of his base salary for the remaining term of the contract. Mr. Vandervelde's employment agreement is renewable annually unless either party gives written notice of termination at least 60 days before the then current term.

     On November 5, 1998, Cardinal entered into a one-year employment agreement with Mr. Linsley, providing for an annual salary of $90,000 per year to be increased to $100,000 per year "upon Cardinal reaching break-even load factor and maintaining that level for 30 consecutive days." The term of the employment agreement will commence on the earlier of, the date agreed to by employee and Cardinal or upon completion of this offering. The agreement may be terminated for cause upon Mr. Linsley's disability for nine consecutive months or nine months out of a 12-month period. The agreement may be terminated without cause on 60 days' notice. Upon such termination, Mr. Linsley will receive one-half of his base salary for the remaining term of the contract. Mr. Linsley's employment agreement is renewable annually unless either party gives written notice of termination at least 60 days before the then current term.

     On December 10, 1998, Cardinal entered into a one-year employment agreement with Mr. Pertschi, providing for an annual salary of $90,000 per year to be increased to $100,000 per year "upon Cardinal reaching break-even load factor and maintaining that level for 30 consecutive days." The term of the employment agreement will commence on the earlier of, the date agreed to by employee and Cardinal or upon completion of this offering. The agreement may be terminated for cause upon Mr. Pertschi's disability for nine consecutive months or nine months out of a 12-month period. The agreement may be terminated without cause on 60 days' notice. Upon such termination, Mr. Pertschi will receive one-half of his base salary for the remaining term of the contract. Mr. Pertschi's employment agreement is renewable annually unless either party gives written notice of termination at least 60 days before the then current term.

     On January 11, 1999, Cardinal entered into a one-year employment agreement with Mr. Freeman, providing for an annual salary of $90,000 per year to be increased to $100,000 per year "upon Cardinal reaching break-even load factor and maintaining that level for 30 consecutive days." The term of the employment agreement will commence on the earlier of, the date agreed to by employee and Cardinal or upon completion of this offering. The agreement may be terminated for cause upon Mr. Freeman's disability for nine consecutive months or nine months out of a 12-month period. The agreement may be terminated without cause on 60 days' notice. Upon such termination, Mr. Freeman will receive one-half of his base salary for the remaining term of the contract. Mr. Freeman's employment agreement is renewable annually unless either party gives written notice of termination at least 60 days before the then current term.

     On October 2, 1998, Cardinal entered into a one-year employment agreement with Mr. Newbold, providing for an annual salary of $90,000 per year to be increased to $100,000 per year "upon Cardinal reaching break-even load factor and maintaining that level for 30 consecutive days." The term of the employment agreement will commence on the earlier of, the date agreed to by employee and Cardinal or upon completion of this offering. The agreement may be terminated for cause upon Mr. Newbold's disability for nine consecutive months or nine months out of a 12-month period. The agreement may be terminated without cause on 60 days' notice. Upon such termination, Mr. Newbold will receive one-half of his base salary for the remaining term of the contract. Mr. Newbold's employment agreement is renewable annually unless either party gives written notice of termination at least 60 days before the then current term.

     On January 15, 1999, Cardinal entered into a one-year employment agreement with Mr. Cunningham, providing for an annual salary of $85,000 per year to be increased to $95,000 per year "upon Cardinal reaching break-even load factor and maintaining that level for 30 consecutive days." The term of the employment agreement will commence on the earlier of, the date agreed to by employee and Cardinal or upon completion of this offering. The agreement may be terminated for cause upon Mr. Cunningham's disability for nine consecutive months or nine months out of a 12-month period. The agreement may be terminated without cause on 60 days' notice. Upon such termination, Mr. Cunningham will receive one-half of his base salary for the remaining term of the contract. Mr. Cunningham's employment agreement is renewable annually unless either party gives written notice of termination at least 60 days before the then current term.

     On December 10, 1998, Cardinal entered into a one-year employment agreement with Ms. Glover, providing for an annual salary of $70,000 per year to be increased to $80,000 per year "upon Cardinal reaching break-even load factor and maintaining that level for 30 consecutive days." The term of the employment agreement will commence on the earlier of, the date agreed to by employee and Cardinal or upon completion of this offering. The agreement may be terminated for cause upon Ms. Glover's disability for nine consecutive months or nine months out of a 12-month period. The agreement may be terminated without cause on 60 days' notice. Upon such termination, Ms. Glover will receive one-half of her base salary for the remaining term of the contract. Ms. Glover's employment agreement is renewable annually unless either party gives written notice of termination at least 60 days before the then current term.


     On October 2, 1998, Cardinal entered into a one-year employment agreement with Mr. Ryff, providing for an annual salary of $70,000 per year to be increased to $80,000 per year "upon Cardinal reaching break-even load factor and maintaining that level for 30 consecutive days." The term of the employment agreement will commence on the earlier of, the date agreed to by employee and Cardinal or upon completion of this offering. The agreement may be terminated for cause upon Mr. Ryff's disability for nine consecutive months or nine months out of a 12-month period. The agreement may be terminated without cause on 60 days' notice. Upon such termination, Mr. Ryff will receive one-half of his base salary for the remaining term of the contract. Mr. Ryff's employment agreement is renewable annually unless either party gives written notice of termination at least 60 days before the then current term.

     Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table shows the ownership of the Common Stock of the Company on October 10, 2000, by each person who, to the knowledge of the Company, owned beneficially more than five (5%) of such stock, the ownership of each director, and the ownership of all directors and officers as a group. Unless otherwise noted, shares are subject to the sole voting and investment power of the indicated person.


                                         Common Shares
                                    Beneficially Owned Prior
                                       to the Offering (1)
Shareholder Name
and Address                            Number            Percent


Watson, Lawrence A.                    293,000              13.38%
1564 Raymor St. N.W.
Palm Bay, FL 32907

Mason, H. Lawrence                     283,000              12.92%
432 St.Johns Dr.
Satellite Beach, FL 32937

Paris, Vincent T.                      280,000              12.79%
855 Hawser St. N.E.
Palm Bay, FL 32907

TAWCOT (trust managed by
Ted A. Walker)(2)                      280,000              12.79%
8528 N.W. 66th St.
Miami, FL 33166

Vandervelde, Tom                        50,000               2.28%
128 Albacore Lane
Foster City, CA 94404

Linsley, David A.                       40,000               1.83%
6483 Fox Run Circle
Jupiter, FL 33458-1875

Pertschi, John J.                       40,000               1.83%
5280 S.W. 4th Street
Plantation, FL 33317

Freeman, Jack                           40,000               1.83%
1365 Lake Dow Road
McDonough, GA 30252

Newbold, Ronald J.                      50,000               2.28%
600 Dinner St. N.E.
Palm Bay, FL 32907

Cunningham, Dennis                      30,000               1.37%
Palm Bay, FL 32907

Glover, Karen D.                        30,000               1.37%
2455 Summer Brook St.
Melbourne, FL 32940

Ryff, John J. Jr.                       50,000               2.28%
365 Needle Blvd.
Merritt Island, FL 32953

Nierenberg, Bruce                      150,000                6.85%
1007 Monticello Court
Melbourne, FL 32940

                                     -----------           --------
TOTALS                                1,616,000              [85.26%]

     (1) The information presented in this table with respect to beneficial ownership reflects "beneficial ownership" as defined in Rule 13d-3 under the Exchange Act. All information with respect to the beneficial ownership of any shareholder and, except as otherwise indicated, each shareholder has sole voting and investment power with respect shares listed as beneficially owned by such shareholder. Pursuant to the rules of the Commission, in calculating percentage ownership, each persons deemed to beneficially own shares subject to options or warrants exercisable within 60 days of the date of this prospectus. (2) Controlled by Ted A. Walker.

     Item 12. Certain Relationships and Related Transactions.

     The following is a summary of certain transactions among Cardinal and related persons.

     On March 1, 1997, Cardinal issued a total of 890,000 shares to its directors for $.01 per share Two hundred thirty thousand shares were purchased by Mr. Watson; 220,000 shares were purchased by Mr. Mason; 220,000 shares were purchased by Mr. Paris; and 220,000 shares were purchased by TAWCOT, a trust controlled by Mr. Walker.

     On March 1, 1997, Cardinal issued a total of 50,000 shares to William Rackley for $.01 per share.

     On July 1, 1997, Cardinal issued a total of 240,000 shares to its directors for $.50 per share Sixty thousand shares each were purchased by Mr. Watson, Mr. Mason, Mr. Paris and the TAWCOT trust, a trust controlled by Mr. Walker. The purchase price was payable in cash or by the execution of a promissory note bearing interest at 8% payable in full on or before June 30, 2003. In connection with these purchases, Mr. Watson executed a promissory note in the original pre-paid amount of $17,123; Mr. Walker executed a promissory note for $27,971; Mr. Paris for $26,183; and Mr. Mason executed a promissory note for $25,394.

     On October 16, 1998, Cardinal sold each to Mr. Watson, Mr. Mason, Mr. Walker and Mr. Paris 25,000 Series A Preferred Shares for a purchase price of $.01 per share.

     On January 11, 1999, Cardinal issued a total of 100,000 warrants for no consideration to the selling shareholders on the basis of one warrant for each share offered. The purpose of the issuance was to allow selling shareholders to participate in the public offering. See "Selling Shareholders" for stock ownership information.

     Cardinal entered into a consulting agreement with Maviation, LLC, which is owned by a key employee, Thomas Vandervelde. Pursuant to the terms of the contract, Maviation will provide consulting services in obtaining Cardinal's
Part 121 Certification at a rate of $800.00 per day.


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



     The Company borrowed money from four of its stockholders in exchange for issuance of shares of common stock and preferred stock (NOTE 7). As of June 30, 2000, these four stockholders own 56% of the outstanding common shares of stock and these notes have been paid in full.

     As of June 30, 2000, and 1999, the Company had accrued $3,200 and $30,984 in consulting fees payable, respectively, to stockholders of the Company for management and professional services rendered.

     The Company leases its facilities from an unrelated third party under an operating lease expiring July, 1999. Rent expense was $9,805 and $23,320 for the nine months ended March 31, 1999 and February 10, 1997 (inception) to March 31, 1999, respectively.

Future minimum lease payments are as follows:

Fiscal year ending June 30, 1999                                     $  4,000
                   June 30, 2000                                        1,500

                                                                     $  5,500

PART IV.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits                                                            Page

    (1) Reports of Independent Certified Accountants                     F-1

    (2) Financial Statements

    Exhibits required by Item 601, Regulation S-B:

   2.0    Plan of  acquisition,  reorginization,  arrangement,
          liquidation,  or succession                                       None

*  3.1    Restated Articles to the Certificate of Incorporation
*  3.2    Bylaws of Registrant, as amended and restated

*  4.1    Form of Registrant's Common Stock Certificate
*  4.2    Form of Warrant to Purchase Common Stock
*  4.3    Warrant Resolution

   9.0    Voting trust agreement                                            None

* 10.1 Employment Agreement dated July 1, 1998, between Registrant and Lawrence A. Watson.
* 10.2 Employment Agreement dated July 1, 1998, between Registrant and H. Lawrence Mason
* 10.3 Employment Agreement dated July 1, 1998, between Registrant and Vincent T. Paris
* 10.4 Employment Agreement dated October 2, 1998, between Registrant and John Ryff
* 10.5 Employment Agreement dated October 2, 1998, between Registrant and Ronald Newbold
* 10.6 Employment Agreement dated July 1, 1998, between Registrant and Ted A. Walker
* 10.7 Employment Agreement dated December 10, 1998, between Registrant and Karen D. Glover
* 10.8 Employment Agreement dated November 5, 1998, between Registrant and David A. Linsley
* 10.9 Employment Agreement dated December 10, 1998, between Registrant and John J. Pertschi
* 10.10 Employment Agreement dated November 5, 1998, between Registrant and Thomas L. Vandervelde
**10.11   Promissory Note dated July 1, 1997 between
          Registrant and H. Lawrence Mason
**10.12   Promissory Note dated July 1, 1997 between Registrant
          and Vincent T. Paris
**10.13   Promissory Note dated July 1, 1997 between Registrant
          and Ted A. Walker
**10.14   Promissory Note dated July 1, 1997 between Registrant
          and Lawrence A. Watson
* 10.15 Consulting Contract dated December 10, 1998 between Registrant and Maviation, Inc.
**10.16 Employment Agreement dated January 11, 1999, between Registrant and Jack H. Freeman
**10.17 Employment Agreement dated January 15, 1999 between Registrant and Dennis M. Cunningham
**10.18   Agreement with Bruce Nierenberg dated February 23, 2000

  11.0    Statement re: computation of per share earnings           Note   1(G)
                                                                    To Financial
                                                                    Statements

  13.0    Annual or quarterly reports, Form, 10-Q*

  18.0    Letter on change in accounting principles                         None

  21.0    Subsidiaries of registrant                                        None

  22.0    Published report regarding matters submitted to vote              None

  23.0    Consent of experts and counsel                                    None

  24.0    Power of attorney                                                 None

  27.0    Financial Data Schedule

  99.0    Additional Exhibits                                               None

*  Previously filed with Form S-1 on January 11, 1999.
** Previously filed with Form S-1/A on April 9, 1999.
***Previously filed with Form 10Q on May 15, 2000.

(b) Reports on Form 8-K:

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDINAL AIRLINES, INC.

    /s/ Lawrence A. Watson
By: ______________________________
    Lawrence A. Watson,
    Chairman of the Board and Chief Executive Officer

     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on October 13, 2000.

SIGNATURE                                            TITLE

/s/ Lawrence A. Watson
__________________________________
                                                Chairman of the Board, President
   Lawrence A. Watson                            and Director

/s/ H. Lawrence Mason
___________________________________
                                                Secretary and Treasure, Director
   H. Lawrence Mason


___________________________________
                                                Director
   Vincent T. Paris

/s/ Ted A. Walker
___________________________________
                                                Director
   Ted A. Walker


___________________________________
                                                Director
   Bruce Nierenberg

    EX-1
    Report of Independent Accountants


                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Cardinal Airlines, Inc.
Melbourne, Florida


     We have audited the accompanying balance sheets of Cardinal Airlines, Inc. (a Delaware corporation in the development stage) as of June 30, 2000, and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2000 and for the period from inception (February 10, 1997) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardinal Airlines, Inc. as of June 30, 2000, and 1999, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2000, and for the period from inception to June 30, 2000, in conformity with generally accepted accounting principles.



    /s/
___________________________
Kenneth R. Rosenfield
Rosenfield & Co., P.A.
July 31, 2000
Orlando, Florida

BALANCE SHEETS                                                              1



STATEMENTS OF OPERATIONS                                                    2



STATEMENT OF STOCKHOLDERS' EQUITY                                           3-5



STATEMENTS OF CASH FLOWS                                                    6-7



NOTES TO FINANCIAL STATEMENTS                                               8-13

                            CARDINAL AIRLINES, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS



                                        June 30,2000              June 30,1999
ASSETS

  CURRENT ASSETS
  Cash                                   $   30,251                  $  5,373
  Interest Receivable                         1,607                     8,746
                                   -------------------        ------------------

TOTAL CURRENT ASSETS                         31,858                    14,119

PROPERTY AND EQUIPMENT, net                   5,537                     7,591

DEPOSITS                                      9,200                     4,200
                                   -------------------        ------------------

  TOTAL ASSETS                           $   46,595                $   25,910
                                   ===================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Accounts payable                       $   22,658                $   51,002
  Due to related parties
                                              3,200                    30,984
                                   -------------------        ------------------
                                   -------------------        ------------------

  TOTAL LIABILITIES                          25,858                    81,986

  COMMITMENTS

  TOTAL STOCKHOLDERS' EQUITY
  including deficit accumulated during the
  development stage of $454,713              20,737                  (56,076)
                                   -------------------        ------------------
                                   -------------------        ------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                   $   46,595                $   25,910
                                   ===================        ==================

The accompanying notes are an integral part of these financial statements.

                            CARDINAL AIRLINES, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS

              February 10, 1997
              (Inception) to
                                         Year Ended                Year Ended
               June 30, 2000             June 30, 2000             June 30, 1999

             ----------------      -------------------       -------------------

REVENUES
             $   --                $    --                    $   --

             --------------        -------------------        ------------------

EXPENSES
Consulting Fees     181,535                   27,750                    153,785
Professional Fees   178,940                   57,054                    119,945
Rent                 46,905                   19,080                     14,310
Supplies             21,422                    6,509                     11,907
Utilities            20,887                    9,109                      8,584
Depreciation
and amortization      6,128                    2,054                      2,051
Miscellaneous        10,208                    2,309                      7,899
Taxes                   558                      267                        241
             --------------            ---------------            --------------
                    466,583                  124,132                    318,722

OTHER INCOME
Interest Income      11,870                    3,124                      8,746
             --------------            ---------------            --------------

NET (LOSS) before
provision for
income taxes     $ (454,713)              $ (121,008)                $ (309,976)

Provision for
Income Taxes         --                         --                          --
             --------------            ---------------            --------------

NET (LOSS)      $ (454,713)                $ (121,008)               $ (309,976)
            ===============           ================           ===============

Net loss
per share        $   (0.21)                 $   (0.06)                $   (0.14)
            ===============           ================           ===============

Shares used in
computing net
loss per share   2,189,900                  2,189,900                 2,189,900
            ===============           ================           ===============

The accompanying notes are an integral part of these financial statements.

                            CARDINAL AIRLINES, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                 February 10, 1997 (Inception) to June 30, 2000



                           Number of    Common    Preferred   Additional       Accumulated   Total Shareholders'
                           Shares       Stock     Stock       Paid-In Capital  Deficit       Equity (Deficit)
                                                                                             <C
                           ----------   --------- ----------  ---------------  -----------   -------------------
  Issuance of shares of
  common stock:

  March 1, 1997               940,000   $  9,400  $ -         $  -             $ -           $    9,400

  July 1, 1997                240,000      2,400    -          117,600           -              120,000

  June 10, 1998                30,000        300    -           14,700           -               15,000

  August 10, 1998              20,000        200    -            9,800           -               10,000

  August 20, 1998              10,000        100    -            4,900           -                5,000

  August 31, 1998              35,400        354    -           17,346           -               17,700

  September 10, 1998           10,000        100    -            4,900           -                5,000

  September 30, 1998           16,000        160    -            7,840           -                8,000

  October 2, 1998             115,000      1,150    -             -              -                1,150

  October 3, 1998              17,000        170    -            8,330           -                8,500

  October 5, 1998               5,000         50    -            2,450           -                2,500

  November 5, 1998             90,000        900    -             -              -                  900

  November 16, 1998            20,000        200    -            9,800           -               10,000

  November 28, 1998            20,000        200    -            9,800           -               10,000

  November 30, 1998            46,000        460    -           22,540           -               23,000

  December 9, 1998             10,000        100    -            4,900           -                5,000

  December 10, 1998            70,000        700    -             -              -                  700

  December 28, 1998             8,000         80    -            3,920           -                4,000

  December 29, 1998            10,000        100    -            4,900           -                5,000

  January 6, 1999               6,000         60    -            2,940           -                3,000

  January 11, 1999             40,000        400    -             -              -                  400

  January 15, 1999             58,000        580    -           13,720           -                14,300

  January 19, 1999             20,000        200    -            9,800           -                10,000

  January 28, 1999             20,000        200    -            9,800           -                10,000

  March 2, 1999                18,800        188    -            9,212           -                 9,400
  (continued on next page)

                           Number of    Common    Preferred   Additional       Accumulated   Total Shareholders'
                           Shares       Stock     Stock       Paid-In Capital  Deficit       Equity (Deficit)
                                                                                             <C
                           ----------   --------- ----------  ---------------  -----------   -------------------

common stock (continued):

March 3, 1999                   4,000         40    -            1,960           -                 2,000

March 5, 1999                  40,000        400    -           19,600           -                20,000

March 11, 1999                 62,000        620    -           30,380           -                31,000

March 13, 1999                 10,000        100    -            4,900           -                 5,000

March 17, 1999                 30,000        300    -           14,700           -                15,000

March 19, 1999                  6,000         60    -            2,940           -                 3,000

March 23, 1999                  4,000         40    -            1,960           -                 2,000

                           ----------

Issuance of shares of common
stock - June 30, 1999:      2,031,200
                           ==========

Issuance of preferred stock:
October 16, 1998-Series A     100,000         -                  1,000           -                 1,000

                           ===========

Less: Notes Receivable - Related
Parties
                                         (2,186)              (107,135)                         (109,321)

Less: Accumulated Deficit                                                        (333,705)      (333,705)

                                        --------- ----------  ---------------  -----------   ------------

Balance -  June 30, 1999               $  18,126  $    1,000  $ 258,503         $(333,705)    $  (56,076)

Initial public offering of common
stock at $10.00 per share       2,700         27        -        26,973   -          -            27,000
(continued on next page)


                           Number of    Common    Preferred   Additional       Accumulated   Total Shareholders'
                           Shares       Stock     Stock       Paid-In Capital  Deficit       Equity (Deficit)
                                                                                             <C
                           ----------   --------- ----------  ---------------  -----------   -------------------


October 31, 1999-Issuance of
common stock to officers        6,000         60        -        59,940              -            60,000

March 20, 2000-Issuance of common
stock for consulting fees     150,000      1,500        -          -                 -             1,500

June 30, 2000-Conversion of
notes receivable-Related Parties
to common stock (NOTE 3)   ----------      2,186        -       107,135              -           109,321



Total Issuance of shares of common
stock-June 30, 2000:        2,189,900
                           ==========

Net (loss)                                  -           -          -              (121,008)     (117,808)
                                            -           -          -
                           ----------   ---------  ---------  ---------------  -----------   -------------------

Balance-June 30, 2000                  $   21,899  $   1,000  $ 452,551         $ (454,713)   $    20,737
                                       ==========  =========  =========         ===========   ===========

The accompanying notes are an integral part of these financial statements.

                                                     February 10, 1997
                                                      (Inception) to            Year Ended              Year Ended
                                                       June 30, 2000           June 30, 2000           June 30, 1999
                                                    -------------------       ----------------        ---------------

CASH FLOWS FROM
OPERATING ACTIVITIES:

Cash paid for operating expenses                           $ (434,598)            $ (178,206)              $ (234,686)
Cash received for interest                                      10,263                 10,263                       -
                                                    -------------------     ------------------     --------------------
      NET CASH USED IN OPERATING     ACTIVITIES:
                                                             (424,335)              (167,943)                (234,686)
                                                    -------------------     ------------------     --------------------
CASH FLOWS FROM INVESTING  ACTIVITIES:

Purchase of property and equipment                            (11,664)                     -                   (1,550)
Increase in security deposits                                  (7,460)                (5,000)                  (2,460)
                                                    -------------------     ------------------     --------------------
      NET CASH USED IN INVESTING     ACTIVITIES
                                                              (19,124)                (5,000)                  (4,010)
                                                    -------------------     ------------------     --------------------
CASH FLOWS FROM FINANCING  ACTIVITIES:

Issuance of common stock                                      376,039                 88,500                  241,550
Increase in notes receivable-
      related parties                                         (25,650)                     -                  (25,650)
Payments on notes receivable-
      related parties                                         123,321                109,321                   14,000
                                                    -------------------     ------------------     --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                              473,710                197,821                  229,900
                                                    -------------------     ------------------     --------------------
NET INCREASE (DECREASE) IN CASH                                30,251                 24,878                   (8,796)
      CASH AT BEGINNING OF PERIOD                                   -                  5,373                   14,169
                                                    -------------------     ------------------     --------------------

CASH AT END OF PERIOD                               $         30,251              $   30,251                $   5,373
                                                    ===================     ==================     ====================

                                                              February 10, 1997
                                                      (Inception) to            Year Ended             Year Ended
                                                       June 30, 2000           June 30, 2000          June 30, 1999
                                                  ------------------------  --------------------   --------------------
RECONCILIATION OF NET LOSS TO NET CASH USED IN
OPERATING ACTIVITIES:
Net loss                                                   $ (451,513)            $  (121,008)            $ (309,976)

Adjustments to reconcile net loss to
net cash used  in operating activities:

   Depreciation and amortization                                6,127                   2,054                  2,050

   Increase/Decrease in receivables                            (1,607)                  7,139                 (8,746)

   Increase/Decrease in accounts payable                       22,658                 (28,344)
                                                                                                              51,002
   Increase/ Decrease in due to
   related parties                                               -                    (27,784)                30,984
                                                    -------------------     -------------------     ------------------
       NET CASH USED IN
       OPERATING ACTIVITIES                                $ (424,335)      $        (167,943)              $ (234,686)
                                                    ===================     ===================     ==================
SUPPLEMENTAL SCHEDULE OF
NON- CASH FINANCING ACTIVITIES:

Issuance of common stock in exchange
for Notes Receivable-Related Parties                       $  122,320                $      -              $  25,650
                                                    ===================     ===================     ==================
                                                    ===================     ===================     ==================
Issuance of preferred stock in exchange for Notes
Receivable - Related Parties                                $   1,000                $      -              $   1,000
                                                    ===================     ===================     ==================
Issuance of common stock to officers in exchange
for reimbursed expenses                                     $   6,000               $   6,000               $      -
                                                    ===================     ===================     ==================
Issuance of common stock in exchange
for consulting fees                                         $   1,500               $   1,500               $      -
                                                    ===================     ===================     ==================

                                                                 - 13 -
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A)    NATURE OF OPERATIONS

  The planned principal business activity of Cardinal Airlines, Inc.("Company") is to provide commercial airline service to and from major airports throughout the eastern United States with operations based in Melbourne, Florida.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont.

  G)    EARNINGS PER SHARE

  The Company adopted Statement of Financial Accounting Standards (SFAS) No.128, "Earnings Per Share" (SFAS 128) effective February 10, 1997 (Inception). As such, net loss per share is computed using the weighted average number of common shares outstanding during the period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, such computations include all common and equivalent shares issued as if they were outstanding for all periods presented. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the convertible preferred stock (using the if converted method).

  The Series A Preferred Stock issued has no preferences other than voting rights over the common stock and no dividend payment arrangements. The preferred stock has no effect in arriving at income available to common shareholders in computing earnings per share.


  H)    NEW ACCOUNTING STANDARDS

  There have been no new significant accounting pronouncements issued for the year ended June 30, 2000 that would have a direct material effect on the financial statements, except for Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which is addressed in NOTE 1F.


NOTE 2 -  DEVELOPMENT STAGE OPERATIONS

  The Company was formed February 10, 1997, and began operations April 1, 1997. Through June 30, 2000, operations have been devoted primarily to raising capital, negotiating leasing of airplanes, related equipment, and related facilities as well as the performance of general administrative functions. As of June 30, 2000, the Company has 63 Stockholders.


NOTE 3 -  PROPERTY AND EQUIPMENT

                                                                       June 30, 2000               June 30,1999
                                                                       ------------------       -------------------

                  Computers and equipment                                    $   9,955                 $   9,955
                  Furniture and fixtures                                           159                       159
                  Leasehold Improvements                                         1,550
                                                                                                1,550
                                                                       ------------------       -------------------

                                                                                11,664                    11,664
                  Less accumulated depreciation
                  and amortization                                              (6,127)                   (4,073)
                                                                       ------------------       -------------------

                                                                             $   5,537                 $   7,591
                                                                       ==================       ===================

  Depreciation and amortization expense was $2,054 for the year ended June 30, 2000; and $4,073 for the period from February 10, 1997 (Inception) to June 30, 1999.


NOTE 4 - RELATED PARTIES

  The Company had made loans to four of its stockholders in exchange for issuance of shares of common stock and preferred stock (NOTE 7). As of June 30, 2000, these four stockholders own 56% of the outstanding common shares of stock and these notes have been paid in full.

  As of June 30, 2000, and 1999, the Company had accrued $3,200 and $30,984 in consulting fees payable, respectively, to stockholders of the Company for management and professional services rendered.

NOTE 5 - COMMITMENTS

  The Company leases its facilities from an unrelated third party under an operating lease expiring July, 2001. Rent expense was $19,080 and $14,310 for the years ended June 30, 2000 and 1999 respectively.

               Future minimum lease payments are as follows:
                       Year ending June 30,
                                    2001                                                                $   19,080
                                    2002                                                                     1,590
                                                                                               --------------------

                                                                                                        $   20,670
                                                                                               ====================



NOTE 6 -       INCOME TAXES

  The Company's effective tax rate differs from the expected federal income tax rate as follows:

                                                                         Year Ended                Year Ended
                                                                        June 30, 2000             June 30, 1999
                                                                      ------------------       --------------------


                      Income tax benefit at statutory Rate                  $ (154,602)                $ (113,460)

                      Increase in valuation Allowance                          154,602                    113,460
                                                                      ------------------       --------------------

                      Actual income taxes                              $  -                      $  -

                                                                      ==================       ====================

     The components of the deferred tax assets and liabilities are as follows:

                                                                                June 30, 2000            June 30, 1999
                                                                      ------------------       --------------------

                      Deferred tax assets:

                      Net operating loss carryforwards                $          154,602               $    113,460
                                                                      ------------------       --------------------

                      Total deferred tax assets                                  154,602                    113,460

                      Less valuation allowance                                 (154,602)                   (113,460)

                      Deferred tax assets, net of
                      valuation allowance                                           -                          -


                      Deferred tax liabilities                                      -                          -

                                                                      ------------------       --------------------

                      Net deferred tax asset (liability)              $             -          $               -

                                                                      ==================       ====================

                  A summary of the net operating loss carryforwards is as follows:
                      Generated June 30, 1997                    $          3,168            Expires June 30, 2012
                      Generated June 30, 1998                              20,561            Expires June 30, 2013
                      Generated June 30, 1999                             309,976            Expires June 30, 2014
                      Generated June 30, 2000                             121,008            Expires June 30, 2015
                                                                ------------------

                                                                $         454,713
                                                                ==================

NOTE 6 - INCOME TAXES, cont.

     As of June 30, 1999, the Company is still in development stage. As such, all income and deductions for tax purposes are deferred until the Company's planned principal operations have commenced.

NOTE 7 - STOCKHOLDERS' EQUITY

     A summary of issuance of common stock involving non-cash consideration is as follows: On April 1, 1997, the Company issued 449,200 shares of stock in consideration for notes receivable due from related parties (NOTE 4) of $4,492. The shares were sold at $.01 par value per share. On July 1, 1997, the Company issued 184,358 shares of stock in consideration for notes receivable due from related parties (NOTE 4) of $92,179. The shares were sold at $.01 par value per share, with $.50 per share consideration. As of June 30, 1999, $14,000 was received in payment of these notes (NOTE 4). During the year ended June 30,1999, the Company issued 83,300 shares of stock in consideration for stock subscriptions of $41,650. The shares were sold at $.01 par value per share, with $.50 per share consideration. These subscriptions were converted to a note receivable (NOTE 4). During the year ended June 30, 2000, the Company issued 150,000 shares of stock in consideration for consulting fees of $1,500 to an individual. The shares were sold at $.01 par value per share. As of June 30, 1997, the Company's common stock had a par value $.01 per share with 50,000,000 shares authorized and 940,000 shares issued and outstanding. As of June 30, 1998, the Company's common stock had a par value $.01 per share with 50,000,000 shares authorized and 1,210,000 shares issued and outstanding. As of June 30, 1999, the Company's common stock had a par value $.01 per share with 50,000,000 shares authorized and 2,031,200 shares issued and outstanding.


NOTE 7 -   STOCKHOLDERS' EQUITY, cont.

     As of June 30, 2000 the Company's common stock had a par value $.01 per share with 50,000,000 shares authorized and 2,189,900 shares issued and outstanding. A summary of issuance of preferred stock involving non-cash consideration is as follows: On October 16, 1998, the Company issued 100,000 shares of $.01 par value "Series A" preferred stock in consideration for notes receivable due from related parties (NOTE 4) of $1,000. As of June 30, 2000, the Company's preferred stock had a par value $.01 per share with 1,000,000 shares authorized. There are 100,000 shares issued and outstanding as "Series A" preferred stock. The 900,000 unissued shares have not been designated. The shares of "Series A" preferred stock have super voting rights at the multiple of 100 votes per share. In the event of liquidation, the preferred stock has preference over the common stock. The shares are not convertible into common stock and do not have any other rights or preferences.

NOTE 8 -          SUBSEQUENT EVENTS

     The Company finalized an agreement with an underwriter to handle duties associated with a public offering of their securities. The Company had given the underwriter $5,000 as of the balance sheet date as a deposit. The Company entered into an agreement with a vendor to assist in the submission of two Environmental Worksheets per requirements of the Federal Aviation Authority Southern Region for the purpose of developing an air route between y had given the underwriter $5,000 as of the balance sheet date as a deposit. The Company entered into an agreement with a vendor to assist in the submission of two Environmental Worksheets per requirements of the Federal Aviation Authority Southern Region for the purpose of developing an air route between Melbourne International Airport and Baltimore/Washington International Airport. Melbourne International Airport and Baltimore/Washington International Airport.