Form 10QSB
period 2000-09-30
CARDINAL AIRLINES INC
filed 2000-11-14
CIK 1059671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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



  Check  whether  the  issuer:  (1) filed all  reports  required  to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of September 30, 2000 was 2,033,900.

                             Cardinal Airlines, Inc.
                               Index to Form 10QSB


Part I - Financial Information                                            Page


Item 1.  Financial Statements (unaudited)

   Condensed Balance Sheet - September 30, 2000...............................2

   Condensed Statements of Operations - Three Months
   and Six Months Ended September 30, 2000 and 1998
   and for the period February 10, 1997 (Date of
   Inception) through September 30, 2000......................................3

   Condensed Statements of Cash Flows - Six Months Ended
   September 30, 2000 and 1998 and for the period
   February 10, 1997 (Date of Inception) through September 30, 2000...........5

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

Signatures...................................................................17

Exhibit Index................................................................17

Part I   Financial Information
Item 1.  Financial Statements



                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                   For the three months ended
                                                                           September 30
                                                                   2000                  1999
                                                                ------------         ------------
                                                                            unaudited
 CURRENT ASSETS
 Cash                                                          $       4,122        $        1,034
 Interest Receivable                                                       0                10,096
                                                               -------------        --------------
     TOTAL CURRENT ASSETS                                              4,122                11,130

  NOTE  RECEIVABLE                                                     3,500

 PROPERTY AND EQUIPMENT, net                                           5,023                 7,078

 DEPOSITS                                                              9,200                 4,200
                                                               -------------        --------------
     TOTAL ASSETS                                              $      21,845        $       22,408
                                                               =============        ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
 Accounts payable                                              $      36,617        $       85,721
                                                                                                 -
                                                               -------------        --------------
     TOTAL LIABILITIES                                         $      36,617                85,721

 COMMITMENTS                                                          52,000                 5,000

                                                               -------------        --------------
             TOTAL LIABILITIES AND COMMITMENTS                 $      88,617        $       90,721
                                                               =============        ==============

 TOTAL STOCKHOLDERS' EQUITY, (DEFICIT)
 including deficit accumulated during the
 development stage of $333,705                                       (66,772)             (68,313)
                                                               -------------        --------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                         $      21,845        $       22,408
                                                               =============        ==============







   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                         FEBRUARY 10, 1997           FOR THE THREE MONTHS ENDED
                                           (INCEPTION) TO                   SEPTEMBER 30
                                           SEPTEMBER 30, 2000        2000                   1999
                                          --------------       ----------------      ------------------
 REVENUES                                 $          -         $             -       $              -
                                          --------------       ----------------      ------------------
 EXPENSES

     Consulting Fees                           205,856                  24,321                 36,484
     Professional Fees                         230,515                  51,575                 34,351
     Rent                                       51,675                   4,770                  4,770
     Supplies                                   23,669                   2,247                  5,185
     Utilities                                  22,919                   2,032                  2,053
     Depreciation and amortization               6,642                     514                    513
     Miscellaneous                              10,208                       0                  2,206
     Taxes                                         608                      50                      -
                                          --------------       ----------------      -----------------
                                               552,092                  85,509                 85,562
 OTHER INCOME
     Interest Income                            11,870                       0                  1,350
                                          --------------       ----------------      -----------------
 NET (LOSS) before provision for
 income taxes                             $   (540,222)        $       (85,509)      $       (84,212)

 Provision for Income Taxes                          -                       -                     -
                                          --------------       ----------------      -----------------

 NET (LOSS)                               $   (540,222)        $       (85,509)      $       (84,212)
                                          ==============       ================      =================

  Net loss per share                      $      (0.25)        $         (0.04)      $         (0.04)
                                          ==============       ================      =================

 Shares used in computing net
 loss per share                              2,189,700               2,189,700             2,033,900
                                          ==============       ================      =================

   The accompanying notes are an integral part of these financial statements.

                                                       - 2 -


                                              CARDINAL AIRLINES, INC.
                                           (A Development Stage Company)
                                              STATEMENT OF CASH FLOW


                                        FEBRUARY 10, 1997     FOR THE THREE MONTHS ENDED
                                         (INCEPTION) TO               SEPTEMBER 30
                                        SEPTEMBER 30, 2000        2000               1999
                                     --------------------  -----------------   ----------------

CASH FLOWS FROM
OPERATING ACTIVITIES:


Cash paid for operating expenses       $     (533,580)      $     (84,995)     $      (84,212)
 Increase in accounts payable                  36,617              10,866
                                        ---------------     ---------------    ----------------

     NET CASH USED IN OPERATING
     ACTIVITIES:                             (496,963)            (74,129)           (84,212)
                                        ---------------     ---------------    ----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Purchase of property and equipment            (11,664)                   0                 0
Increase in security deposits                  (9,200)                   0                 0
                                        ---------------     ---------------    ----------------
     NET CASH USED IN INVESTING
     ACTIVITIES                               (20,864)                   0                 0
                                        ---------------     ---------------    ----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:

Issuance of common stock                      473,450              -2,000              27,000
Increase in notes receivable -
     related parties                           (3,500)                                    762
Increase in Notes Payable                      52,000              50,000              47,111
Payments on notes receivable -
     related parties                                0                   0               5,000
                                        ---------------     ---------------    ----------------

     NET CASH PROVIDED BY FINANCING
     ACTIVITIES                               521,950              48,000              79,873
                                        ---------------     ---------------    ----------------

NET INCREASE (DECREASE) IN CASH                 4,122             (26,129)            (4,339)
     CASH AT BEGINNING OF PERIOD                    0              30,251              5,373
                                        ---------------     ---------------    ----------------
CASH AT END OF PERIOD                   $       4,122       $       4,122      $       1,034
                                        ===============     ===============    ================


   The accompanying notes are an integral part of these financial statements.

                                                       - 3 -


                                              CARDINAL AIRLINES, INC.
                                           (A Development Stage Company)
                                              STATEMENT OF CASH FLOW


                                       FEBRUARY 10, 1997    FOR THE THREE MONTHS
                                       (INCEPTION) TO         ENDED SEPTEMBER 30
                                       SEPTEMBER 30, 2000          2000              1999
                                      --------------------  ----------------- -----------------


RECONCILIATION OF NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:

Net loss                                $    (540,222)      $     (85,509)     $      (84,212)

Adjustments to reconcile net loss
to net cash used in operating
activities:

   Depreciation and amortization                6,642                 514                513
   Increase in payables                        36,617              10,866             (1,350)
   Increase in receivables                                                             3,735
                                        ---------------     ---------------    ----------------


       NET CASH USED IN
       OPERATING ACTIVITIES             $    (496,963)      $      (74,129)    $      (81,314)
                                        ===============     ===============    ================




   The accompanying notes are an integral part of these financial statements.

                                                CARDINAL AIRLINES
                                           (A Development Stage Company)
                                           NOTES TO FINANCIAL STATEMENTS
                                                SEPTEMBER 30, 2000

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

                                                 CARDINAL AIRLINES
                                           (A Development Stage Company)
                                           NOTES TO FINANCIAL STATEMENTS
                                                SEPTEMBER 30, 2000

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

       H)   NEW ACCOUNTING STANDARDS

              There have been no new significant accounting pronouncements issued for the three month period ended Sept 30, 2000 that would have a direct material effect on the financial statements, except for Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which is addressed in NOTE 1F.

NOTE 2 - DEVELOPMENT STAGE OPERATIONS

              The Company was formed February 10, 1997, and began operations April 1, 1997. Through September 30, 2000, operations have been devoted primarily to raising capital, negotiating leasing of airplanes, related equipment, and related facilities as well as the performance of general administrative functions. As of September 30, 2000, the Company has Sixty-Two Stockholders.


                                                 CARDINAL AIRLINES
                                           (A Development Stage Company)
                                           NOTES TO FINANCIAL STATEMENTS
                                                SEPTEMBER 30, 2000

NOTE 3 - PROPERTY AND EQUIPMENT


                                                              Feburary 10, 1997
                                                                (inception) to

                                                    September 30, 2000   September 30,1999
                                                     ---------------      ---------------

          Computers and equipment                    $       9,955        $       9,955
          Furniture and fixtures                               159                  159
          Leasehold Improvements                             1,550                1,550
                                                     ---------------      ---------------
                                                            11,664               11,664
          Less accumulated depreciation
          and amortization                                  (6,641)              (4,415)
                                                     ---------------      ---------------
                                                     $       5,023        $       7,249
                                                     ===============      ===============

    Depreciation and amortization expense was $514 for the three month period ended Sept. 30, 2000; and $6,641 for the period from February 10, 1997 (Inception) to September 30, 2000.

NOTE 4 - RELATED PARTIES

              The Company has made loans to four of its stockholders in exchange for issuance of shares of common stock and preferred stock (NOTE
              7). As of June 30, 2000, these four stockholders own 56% of the outstanding common shares of stock.

              The loans are unsecured, are due June 30, 2003 and bear interest at 8% annually. Notes receivable due from related parties were $0.00 as of June 30, 2000.

                                                 CARDINAL AIRLINES
                                           (A Development Stage Company)
                                           NOTES TO FINANCIAL STATEMENTS
                                                SEPTEMBER 30, 2000



NOTE 5 - COMMITMENTS AND CONTINGENCIES

              The Company leases its facilities from an unrelated third party under an operating lease expiring July, 2001. Rent expense was $4,770 and $2,915 for the three month period ended September 30, 2000 and 1999 respectively.


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


                                                 CARDINAL AIRLINES
                                           (A Development Stage Company)
                                           NOTES TO FINANCIAL STATEMENTS
                                                SEPTEMBER 30, 2000

NOTE 6 - INCOME TAXES CONT.

              The components of the deferred tax assets and liabilities are as follows:

                                          June 30, 1999        June 30, 1998

   Deferred tax assets:

   Net operating loss carryforwards      $      113,460       $        8,068

   Total deferred tax assets                    113,460                8,068

   Less valuation allowance                    (113,460)              (8,068)

   Deferred tax assets, net of
   valuation allowance                                -                    -

   Deferred tax liabilities                           -                    -

   Net deferred tax asset (liability)    $            -       $            -


         A summary of the net operating loss carry forwards is as follows:

             Generated June 30, 1997   $  3,168  Expires June 30, 2012
             Generated June 30, 1998   $ 20,561  Expires June 30, 2013
             Generated June 30, 1999   $309,976  Expires June 30, 2014
                                       $333,705

             As of September 30, 2000, the Company is still in development stage. As such, all income and deductions for tax purposes are deferred until the Company's planned principal operations have commenced.

NOTE 7 - STOCKHOLDERS' EQUITY

              A summary of issuance of common stock involving non-cash consideration is as follows:

                   On April 1, 1997, the Company issued 449,200 shares of stock in consideration for notes receivable due from related parties (NOTE 4) of $4,492. The shares were sold at $.01 par value per share.

                                                 CARDINAL AIRLINES
                                           (A Development Stage Company)
                                           NOTES TO FINANCIAL STATEMENTS
                                                SEPTEMBER 30, 2000

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

                                                 CARDINAL AIRLINES
                                           (A Development Stage Company)
                                           NOTES TO FINANCIAL STATEMENTS
                                                SEPTEMBER 30, 2000

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

    Since inception in February 1997 our efforts have principally been devoted to organization, development and raising capital. Cardinal has not received any revenues from flight services, and does not expect any of its flights to be commercially available until one month after 600,000 units are sold. From inception through September 30, 2000, we have sustained cumulative losses of $447,818 of which $194,869 was for consulting fees, $172,638 was for professional fees, $37,365 for rent, $20,398 for supplies, $17,581 for utilities, $5,090 in depreciation, $10,938 for miscellaneous expenses, and $366 in taxes. For the three months ended September 30, 2000, we sustained a cumulative loss of $29,960 of which $4,600 was for consulting fees, $16,401 was for professional fees, $4,770 for rent, $300 for supplies, $3,750 for utilities, $512 in depreciation, $833 for miscellaneous expenses, and $125 in taxes. These losses have resulted primarily from expenditures incurred in connection with general and administrative activities, organization and development, trademark registration and offering costs.

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

    Cardinal plans to conduct regular back-ups of ticket sales throughout 1999 and immediately prior to the year 2000 to preserve previously received reservations. We will not make significant changes in operation, such as adding destinations or flights, during the period immediately before and after September 30, 2000. As a contingency we will prepare to adjust flight schedules just as the FAA has stated it would reduce air traffic capacity before compromising the safety of the National Airspace System. The FAA has adopted the U.S. Government Accounting Office's recommended five-phase repair process to address the Year 2000 issue, the final phase is scheduled to be complete on June 30, 1999. Cardinal has complied with the FAA's Year 2000 5-Phase Repair Approach. The 5 phases are:

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

(18)       Letter re: Change in Accounting Principles                       None

(19)       Report Furnished to Security Holders                             None

(23)       Published Report re: Matters Submitted to Vote of
           Security Holders                                                 None

(23)       Consents of Experts and Counsel                                  None

(24)       Power of Attorney                                                None

(27)*      Financial Data Schedule

(99)       Additional Exhibits                                              None

   *Filed herewith


 This schedule contains summary financial information extracted from Financial Statements for the three (3) months ended September 30, 2000, and is qualified in its entirety by reference to such form 10-QSB for quarterly period ended September 30, 2000.