Form 10QSB
period 2000-12-31
CARDINAL AIRLINES INC
filed 2001-02-14
CIK 1059671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       or

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



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of December 31, 2000 was 2,033,900.

                             Cardinal Airlines, Inc.
                               Index to Form 10QSB


Part I - Financial Information Page


Item 1.  Financial Statements (unaudited)

   Condensed Balance Sheet - December 31, 2000.................................1

   Condensed Statements of Operations - Three Months and Six Months
   Ended December 31, 2000 and 1999 and for the period February 10,
   1997 (Date of    Inception) through December 31, 2000.......................2

   Condensed Statements of Cash Flows - Six Months Ended
   December 31, 2000 and 1999 and for the period
   February 10, 1997 (Date of Inception) through December 31, 2000.............3

   Notes to Condensed Financial Statements.....................................5

Item 2.  Management's Discussion and Analysis or Plan of Operations............9

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................11

Signatures....................................................................12

Exhibit Index.................................................................13

Part I   Financial Information
Item 1.  Financial Statements



                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)

                                                     BALANCE SHEETS


                                               For the three months ended
                                                       December 31

                                                     2000        1999
                                                ------------ ------------

 CURRENT ASSETS
 Cash                                          $         94  $       1,933
 Interest Receivable                                      0         11,427
                                               ------------- -------------
     TOTAL CURRENT ASSETS                                94         13,360



 PROPERTY AND EQUIPMENT, net                          4,509          6,566

 DEPOSITS                                             9,200          4,200
                                               ------------  -------------
     TOTAL ASSETS                              $     13,803  $      24,126
                                               ============  =============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
 Accounts payable                              $     62,321  $      41,277
                                                                         -
                                               ------------  -------------
     TOTAL LIABILITIES                         $     62,321         41,277

 COMMITMENTS                                         52,500              0

                                               ------------  -------------
     TOTAL LIABILITIES AND COMMITMENTS         $    114,821  $      41,277
                                               ============  =============

 TOTAL STOCKHOLDERS' EQUITY, (DEFICIT)
 including deficit accumulated during the
 development stage of $454,713                     (101,018)       (17,151)
                                               ------------  -------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                         $     13,803  $      24,126
                                               ============  =============









   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                         CARDINAL AIRLINES, INC.
                                                      (A Development Stage Company)
                                                        STATEMENTS OF OPERATIONS


                                             FEBRUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2000
                                        INCEPTION TO          3 MONTHS ENDED          3 MONTHS ENDED
                                        DECEMBER 31, 2000     12/31/2000               12/31/1999
                                        --------------       ----------------      ------------------
 REVENUES                               $          -         $             -       $              -
                                        --------------       ----------------      ------------------
 EXPENSES

     Consulting Fees                           211,045                  5,189                  4,600
     Professional Fees                         249,984                 19,469                 16,401
     Rent                                       56,445                  4,770                  4,770
     Supplies                                   23,669                      0                    300
     Utilities                                  26,400                  3,481                  3,750
     Depreciation and amortization               7,156                    514                    512
     Miscellaneous                              11,031                    823                    833
     Taxes                                         608                      0                    125
                                        --------------       ----------------      -----------------
                                               586,338                 34,246                 31,291
 OTHER INCOME
     Interest Income                            11,870                      0                  1,331
                                        --------------       ----------------      -----------------
 NET (LOSS) before provision for
 income taxes                           $     (574,468)      $        (34,246)     $        (29,960)

 Provision for Income Taxes                          -                      -                     -
                                        --------------       ----------------      -----------------

 NET (LOSS)                             $    (574,468)       $        (34,246)      $       (29,960)
                                        ==============       ================      =================

  Net loss per share                    $       (0.26)       $         (0.016)     $          (0.01)
                                        ==============       ================      =================

 Shares used in computing net
 loss per share                             2,189,400               2,189,400             2,033,900
                                        ==============       ================      =================











THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                        CARDINAL AIRLINES, INC.
                                                    (A Development Stage Company)
                                                        STATEMENT OF CASH FLOW


                                          FEBRUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2000
                                        INCEPTION TO         3 MONTHS ENDED      3 MONTHS ENDED
                                        DECEMBER 31, 2000    12/31/2000            12/31/1999
                                        -----------------    ---------------    ---------------

CASH FLOWS FROM
OPERATING ACTIVITIES:


Cash paid for operating expenses        $       (564,313)    $      (23,731)    $      (29,960)
 Increase in accounts payable                     62,321             25,703
                                        ----------------     ---------------    ----------------

NET CASH USED IN OPERATING ACTIVITIES:          (501,992)             1,972            (29,960)
                                        ----------------     ---------------    ----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Purchase of property and equipment               (11,664)                 0                  0
Increase in security deposits                     (9,200)                 0                  0
                                        ----------------     ---------------    ----------------
     NET CASH USED IN INVESTING
     ACTIVITIES                                  (20,864)                 0                  0
                                        ----------------     ---------------    ----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:

Issuance of common stock                         470,450             (3,000)
Increase in notes receivable -                                       (3,500)
     related parties
Increase in Notes Payable                         52,500                500
Payments on notes receivable -                                                          30,859
related parties                         ----------------     ---------------    ----------------

     NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                  522,950            (6,000)             30,859
                                        ----------------      ---------------   ----------------

NET INCREASE (DECREASE) IN CASH                      94             (4,028)                899
     CASH AT BEGINNING OF PERIOD                      0              4,122               1,034
                                        ---------------     ---------------     ----------------
CASH AT END OF PERIOD                   $            94     $           94      $        1,933
                                        ===============     ===============     ================






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




                                                     CARDINAL AIRLINES, INC.
                                                  (A Development Stage Company)
                                                     STATEMENT OF CASH FLOW


                                        FEBRUARY 10, 1997 (INCEPTION) TO DECEMBER 31, 2000
                                       INCEPTION TO           3 MONTHS ENDED     3 MONTHS ENDED
                                       DECEMBER 31, 2000      12/31/2000         12/31/1999
                                      --------------------   ----------------   ----------------


RECONCILIATION OF NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:

Net loss                                  $      (633,790)   $       (49,948)   $      (30,799)

Adjustments to reconcile net loss
to net cash used in operating
activities:

   Depreciation and amortization                    7,156                514               512
   Increase in payables                            62,321             25,703
   Increase in receivables                                                              (1,331)
                                          ---------------    ----------------   ----------------


       NET CASH USED IN
       OPERATING ACTIVITIES               $      (564,313)   $       (23,731)   $      (29,960)
                                          ===============    ================   ================












THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A)   NATURE OF OPERATIONS

               The planned principal business activity of Cardinal Airlines, Inc. , ("Company") is to provide commercial airline service to and from major airports throughout the eastern United States with operations based in Melbourne, Florida.

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

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000




       H)   NEW ACCOUNTING STANDARDS

               There have been no new significant accounting pronouncements issued for the three month period ended Dec. 31, 2000 that would have a direct material effect on the financial statements, except for Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which is addressed in NOTE 1F.

NOTE 2 - DEVELOPMENT STAGE OPERATIONS

               The Company was formed February 10, 1997, and began operations April 1, 1997. Through December 31, 2000, operations have been devoted primarily to raising capital, negotiating leasing of airplanes, related equipment, and related facilities as well as the performance of general administrative functions. As of December 31, 2000, the Company has Sixty Stockholders.


NOTE 3 - PROPERTY AND EQUIPMENT


                                                    February 10, 1997
                                                     (inception) to

                                           December 31, 2000 December 31,1999

                                             --------------- ---------------

          Computers and equipment            $        9,955  $        9,955
          Furniture and fixtures                        159             159
          Leasehold Improvements                      1,550           1,550
                                             --------------- ---------------
                                                     11,664          11,664
          Less accumulated depreciation
          and amortization                           (7,156)         (5,098)
                                             --------------- ---------------
                                             $        4,508  $        6,566
                                             =============== ===============

               Depreciation and amortization expense was $514 for the three month period ended Dec. 31, 2000; and $7,156 for the period from February 10, 1997 (Inception) to December 31, 2000.

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

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE 5 - COMMITMENTS AND CONTINGENCIES

               The Company leases its facilities from an unrelated third party under an operating lease expiring July, 2001. Rent expense was $4,770 and $4,770 for the three month period ended December 31, 2000 and 1999 respectively.

NOTE 6 - INCOME TAXES

               The Company's effective tax rate differs from the expected federal income tax rate as follows:

                                          Year Ended           Year Ended
                                         June 30, 1999        June 30, 1998

  Income tax benefit at statutory Rate   $    (113,460)      $       (8,068)
  Increase in valuation Allowance              113,460                8,068

  Actual income taxes                    $            -      $            -



               The components of the deferred tax assets and liabilities are as follows:

                                          June 30, 1999        June 30, 1998


   Deferred tax assets:

   Net operating loss carry forwards     $      113,460       $        8,068

   Total deferred tax assets                    113,460                8,068

   Less valuation allowance                    (113,460)              (8,068)

   Deferred tax assets, net of
   valuation allowance                                -                    -

   Deferred tax liabilities                           -                    -

   Net deferred tax asset (liability)    $            -       $            -


               A summary of the net operating loss carry forwards is as follows:

                  Generated June 30, 1997   $  3,168  Expires June 30, 2012
                  Generated June 30, 1998   $ 20,561  Expires June 30, 2013
                  Generated June 30, 1999   $309,976  Expires June 30, 2014
                                            $333,705

               As of December 31, 2000, the Company is still in development stage. As such, all income and deductions for tax purposes are deferred until the Company's planned principal operations have commenced.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


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

               Since inception in February 1997 our efforts have principally been devoted to organization, development and raising capital. Cardinal has not received any revenues from flight services, and does not expect any of its flights to be commercially available until substantial additional is obtained. From inception through December 31, 2000, we have sustained cumulative losses of $574,468 of which $249,984 was for consulting fees, $230,515 was for professional fees, $56,445 for rent, $23,669 for supplies, $26,400 for utilities, $7,156 in depreciation, $11,031 for miscellaneous expenses, and $608 in taxes. For the three months ended December 31, 2000, we sustained a cumulative loss of $34,246 of which $5,189 was for consulting fees, $19,469 was for professional fees, $4,770 for rent, $0 for supplies, $3,481 for utilities, $514 in depreciation, $823 for miscellaneous expenses, and $0 in taxes. These losses have resulted primarily from expenditures incurred in connection with general and administrative activities, organization and development, trademark registration and offering costs.

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

               Cardinal entered into negotiations with Castle Securities, Inc. for investment banking services. Cardinal has signed an agreement with Castle which will provide for the formation of a selling group and will solicit subscriptions on a best efforts bases. Under that Agreement, Castle shall receive 10% compensation equal to 10% commissions on sales.

            Liquidity and Capital Resources

               Until such time that Cardinal receives substantial additional funding, it will continue to operate on a limited basis. Our approximate monthly expenditures during this interim development period are approximately $7,000 per month. Without additional funding, Cardinal can maintain its present operating level through the end of July 1, 2001.

               Cardinal can delay the majority of the expenditures which are necessary to carry out its business plan until adequate funds are on hand or appear to be available. Put another way, Cardinal will delay incurring significantly greater costs than its present expenditures of $7,000 per month, such as additional personnel and the purchase or lease of aircraft, until funds are available from its public offering. The bulk of FAA certification expenses will be incurred when sufficient funds are available.

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


               At such time as Cardinal obtains substantial additional funding, the funds would be used to commence operations by purchasing one DC-9 Aircraft. $540,000 would be used for aircraft deposit. Over a period of three to nine months from the date of commencement, $1,037,902 would be used to staff operations at both Melbourne International Airport and Baltimore Washington International Airport. Approximately $1,140,459 would be used to finance flight operations beginning in the fifth month of operations. Fuel and maintenance expense totaling approximately $846,204 for the six month period would begin in the fifth month of operations. Beginning in the third month of operations, Cardinal would expend a total of $702,417 for advertising and initial promotions. During this period, Cardinal anticipates expending approximately $659,018 on general and administrative expenses, $50,000 for computer leases and software and $24,000 for key man insurance. FAA and DOT certification expenses are expected to be approximately $350,000 during the period of three to six months following commencement of operations.

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

                             CARDINAL AIRLINES, INC.


SIGNATURE                    TITLE                                     DATE

  /S/ Lawrence A. Watson
_________________________    President, Chairman of the Board  February 14, 2001
LAWRENCE A. WATSON               Chief Executive Officer

 /S/ H. Lawrence Mason
________________________          Secretary Treasurer,         February 14, 2001
H. LAWRENCE MASON               Chief Financial Officer

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

(18)    Letter re: Change in Accounting Principles                          None

(19)    Report Furnished to Security Holders                                None

(23)    Published Report re: Matters Submitted to Vote of
        Security Holders                                                    None

(23)    Consents of Experts and Counsel                                     None

(24)    Power of Attorney                                                   None

(27)*   Financial Data Schedule

(99)    Additional Exhibits                                                 None

   *Filed herewith

               This schedule contains summary financial information extracted from Financial Statements for the three (3) months ended December 31, 2000, and is qualified in its entirety by reference to such form 10-QSB for quarterly period ended December 31, 2000.