Form 10KSB
period 2001-03-31
CARDINAL AIRLINES INC
filed 2001-05-15
CIK 1059671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

                   Registrant's telephone number: 321-757-7388



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's common stock, par value $0.01 per share, outstanding as of March 31, 2001 was 2,189,400.

                             Cardinal Airlines, Inc.
                               Index to Form 10-Q


Part I - Financial Information                                            Page


Item 1.  Financial Statements (unaudited)

   Condensed Balance Sheet - March 31, 2001...................................2

   Condensed Statements of Operations - Three Months
   Months Ended March 31, 2001 and 2000
   and for the period February 10, 1997 (Date of
   Inception) through March 31, 2001..........................................3

   Condensed Statements of Cash Flows - Three Months Ended
   March 31, 2001 and 2000 and for the period
   February 10, 1997 (Date of Inception) through March 31, 2001...............5

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

Signatures...................................................................17

Exhibit Index................................................................17

Part I   Financial Information
Item 1.  Financial Statements



                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                  (Unaudited)


                                                 For the three months ended
                                                          March 31
2001 2000
                                            -------------        --------------

 CURRENT ASSETS
 Cash                                      $          27        $        3,867
 Interest Receivable                                   0                11,807
                                           -------------        --------------
     TOTAL CURRENT ASSETS                             27                15,674

 PROPERTY AND EQUIPMENT, net                       3,997                 6,055

 DEPOSITS                                          9,200                 4,200
                                            -------------        --------------
     TOTAL ASSETS                          $      13,224        $       25,928
                                            =============        ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
 Accounts payable                          $      73,582        $       37,429

                                           -------------         --------------
     TOTAL LIABILITIES                     $      73,582                37,429

 COMMITMENTS                                      61,160                     0

                                            -------------        --------------
 TOTAL LIABILITIES AND COMMITMENTS         $     134,742        $       37,429
                                            =============        ==============

 TOTAL STOCKHOLDERS' EQUITY, (DEFICIT)
 including deficit accumulated during the
 development stage of $333,705                  (121,518)              (11,500)
                                            -------------        --------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                     $      13,224        $       25,929
                                           =============        ==============







   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                          FEBRUARY 10, 1997 (INCEPTION) TO March 31, 2001



                       INCEPTION TO         3 MONTHS ENDED        3 MONTHS ENDED
                       March 31, 2001       March 31, 2001        March 31, 2000
                       ---------------      ----------------      ------------------
 REVENUES              $            -       $            -        $              -

                       --------------       ----------------      ------------------
 EXPENSES

     Consulting Fees        212,545                   1,500                 10,250
     Professional Fees      261,081                  11,097                 14,286
     Rent                    61,335                   4,890                  4,770
     Supplies                23,707                      38                  1,330
     Utilities               28,332                   1,932                  2,029
     Deprec. and amort.       7,668                     512                    512
     Miscellaneous           11,562                     531                  1,565
     Taxes                     608                       0                     137
                       --------------       ----------------      -----------------
                            606,838                  20,500                 34,879
 OTHER INCOME
     Interest Income         11,807                       0                    380
                       --------------       ----------------      -----------------
 NET (LOSS) before provision for
 income taxes          $   (594,968)        $       (20,500)      $        (34,499)

 Provision for Income Taxes      -                       -                     -
                       --------------       ----------------      -----------------

 NET (LOSS)             $  (594,968)        $       (20,500)      $       (134,499)
                       ==============       ================      =================

  Net loss per share   $      (0.27)        $         (0.02)      $          (0.02)
                       ==============       ================      =================

 Shares used in computing net
 loss per share             2,189,400              2,189,400             2,031,200
                       ==============       ================      =================


   The accompanying notes are an integral part of these financial statements.

                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOW
                                  (Unaudited)


                             FEBRUARY 10, 1997     FOR THE THREE MONTHS ENDED
                              (INCEPTION) TO               MARCH 31
                              MARCH 31, 2001             2001               2000
                           --------------------  -----------------   ----------------

CASH FLOWS FROM
OPERATING ACTIVITIES:

Cash paid for operating exp. $     (513,718)      $      (8,727)     $      (34,499)
                              ---------------     ---------------    ----------------

     NET CASH USED IN OPERATING
     ACTIVITIES:                   (513,718)             (8,727)            (34,499)
                              ---------------     ---------------    ----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Purchase of property and equip.       (11,664)                   0               0
Increase in security deposits          (9,200)                   0               0
                               ---------------     ---------------    ----------------
     NET CASH USED IN INVESTING
     ACTIVITIES                       (15,864)                   0                 0
                                ---------------     ---------------    ----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:

Issuance of common stock             468,449
Increase in notes payable             61,160                                       -
Payments on notes receivable
     related parties                                                           36,433
                                -------------     ---------------    ----------------

     NET CASH PROVIDED BY FINANCING
     ACTIVITIES                      529,609              36,433               36,433
                                ---------------     ---------------    ----------------

NET INCREASE (DECREASE) IN CASH           27                 (67)              1,934
     CASH AT BEGINNING OF PERIOD          -                   94               1,933
                                ---------------     ---------------    ----------------
CASH AT END OF PERIOD           $         27       $          27       $       3,867
                                ===============     ===============    ================



   The accompanying notes are an integral part of these financial statements.

                             CARDINAL AIRLINES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOW
                                  (Unaudited)

                             FEBRUARY 10, 1997          FOR THE THREE MONTHS ENDED
                              (INCEPTION) TO                     MARCH 31
                               MARCH 31, 2001              2001             2000
                         -----------------------      --------------   -------------

RECONCILIATION OF NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:

Net loss                      $    (594,968)      $     (20,500)     $     (34,631)

Adjustments to reconcile net loss
to net cash used in operating
activities:

   Depreciation and amort            7,668                  512                 512
   Increase in payables             73,582               11,261                (380)

                             ---------------     ---------------    ----------------


       NET CASH USED IN
       OPERATING ACTIVITIES  $    (513,718)      $      (8,727)    $       (34,499)
                             ===============     ===============    ================




   The accompanying notes are an integral part of these financial statements.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

NOTE 2 - DEVELOPMENT STAGE OPERATIONS

              The Company was formed February 10, 1997, and began operations April 1, 1997. Through March 31, 2001, operations have been devoted primarily to raising capital, negotiating leasing of airplanes, related equipment, and related facilities as well as the performance of general administrative functions. As of March 31, 2001, the Company has Sixty-Two Stockholders.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 3 - PROPERTY AND EQUIPMENT


                                                   February 10, 1997
                                                     (inception) to
                                          March 31, 2001          March 31, 2000

                                           ---------------      ---------------

     Computers and equipment               $       9,955        $       9,955
     Furniture and fixtures                          159                  159
     Leasehold Improvements                        1,550                1,550
                                           -------------         ------------
                                                  11,664               11,664
     Less accumulated depreciation
     and amortization                             (7,668)              (5,610)
                                            ------------         ------------
                                           $       3,997        $       6,055
                                            ============        =============

         Depreciation and amortization expense was $512 for the three month period ended March 31, 2001; and $7,668 for the period from February 10, 1997 (Inception) to March 31, 2001.

NOTE 4 - RELATED PARTIES

      The Company has made loans to four of its stockholders in exchange for issuance of shares of common stock and preferred stock (NOTE
      7). As of June 30, 1999, these four stockholders own 56% of the
      outstanding common shares of stock.   The loans were paid in full.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 4 - RELATED PARTIES CONT.

              The Notes receivable due from related parties are reported as a reduction in stockholders' equity (deficit).


NOTE 5 - COMMITMENTS AND CONTINGENCIES

              The Company leases its facilities from an unrelated third party under an operating lease expiring July, 2001. Rent expense was $4,890 and $4,770 for the three month period ended March 31, 2001 and 2000 respectively.

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

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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
                                             ------------------------------

                                            $333,705

             As of March 31, 2001, the Company is still in development stage. As such, all income and deductions for tax purposes are deferred until the Company's planned principal operations have commenced.

NOTE 7 - STOCKHOLDERS' EQUITY

              A summary of issuance of common stock involving non-cash consideration is as follows:

                   On April 1, 1997, the Company issued 449,200 shares of stock in consideration for notes receivable due from related parties (NOTE 4) of $4,492. The shares were sold at $.01 par value per share.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
NOTE 7 - STOCKHOLDERS' EQUITY CONT.

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

              As of March 31, 2001, the Company's common stock had a par value $.01 per share with 50,000,000 shares authorized and 2,189,400 shares issued and outstanding.

              A summary of issuance of preferred stock involving non-cash consideration is as follows:

                    On October 16, 1998, the Company issued 100,000 shares of $.01 par value "Series A" preferred stock in consideration for notes receivable due from related parties (NOTE 4) of $1,000.

              As of March 31, 2001, the Company's preferred stock had a par value $.01 per share with 1,000,000 shares authorized. There are 100,000 shares issued and outstanding as "Series A" preferred stock. The 900,000 unissued shares have not been designated.

              The shares of "Series A" preferred stock have super voting rights at the multiple of 100 votes per share. In the event of liquidation, the preferred stock has preference over the common stock. The shares are not convertible into common stock and do not have any other rights or preferences.

                                CARDINAL AIRLINES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

          Since inception in February 1997 our efforts have principally been devoted to organization, development and raising capital. Cardinal has not received any revenues from flight services, and does not expect any of its flights to be commercially available until 6 months after 600,000 units are sold. From inception through March 31, 2001, we have sustained cumulative losses of $594,968 of which $212,545 was for consulting fees, $261,081 was for professional fees, $61,335 for rent, $23,707 for supplies, $28,332 for utilities, $7,668 in depreciation, $11,562 for miscellaneous expenses, and $608 in taxes. For the three months ended March 31, 2001, we sustained a cumulative loss of $20,500 of which $1,500 was for consulting fees, $11,097 was for professional fees, $4,890 for rent, $38 for supplies, $1,932 for utilities, $512 in depreciation, $531 for miscellaneous expenses, and $0 in taxes. These losses have resulted primarily from expenditures incurred in connection with general and administrative activities, organization and development, trademark registration and offering costs.

          Between June 10, 1998, and March 23, 1999, Cardinal sold 506,200 common shares for $0.50 per share to 34 purchasers in a private placement. We received a total of $253,100 in the private placement.

          As of March 31, 2001, we have sold 8,500 Units of the public offering for $85,000.00.

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

CARDINAL AIRLINES, INC.

SIGNATURE                                       TITLE               DATE

  /S/ Lawrence A. Watson
_________________________  President, Chairman of the Board  May 14, 2001
LAWRENCE A. WATSON         Chief Executive Officer

 /S/ H. Lawrence Mason
________________________   Secretary Treasurer, May 14, 2000
H. LAWRENCE MASON          Chief Financial Officer